Form 10QSB
period 1996-05-31
FUTUREBIOTICS INC
filed 1996-07-11
CIK 922200

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended May 31, 1996

                                      OR

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For the transition period from      to

                       Commission File Number:   33-78022

                              FUTUREBIOTICS, INC.
            (Exact name of Registrant as specified in its charter)

        Delaware                                             11-3205937
(State or other jurisdiction of                       (State or I.R.S. Employer
 incorporation of organization)                        Identification Number)

                              145 Ricefield Lane
                              Hauppauge, New York
                   (Address of principal executive offices)

                                     11788
                                  (Zip Code)

                                (516) 273-6300
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X  No

        Class                                 Outstanding at July 1, 1996
     Common Stock                                     13,500,000

                              FUTUREBIOTICS, INC.
                                  FORM 10-QSB
                               QUARTERLY REPORT
                     For the Six Months Ended May 31, 1996

                               TABLE OF CONTENTS

                                                                           Page
                                                                            to
                                                                           Page

Financial Statements:

Balance sheet.............................................................   1

Statements of earnings....................................................   2

Statements of cash flows..................................................   3

Notes to financial statements............................................. 4-6

Management's discussion and analysis
of financial condition and results
of operations.............................................................   7

Legal proceedings.........................................................   8

Signatures................................................................   9

                              FUTUREBIOTICS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                 May 31, 1996

                  ASSETS
 CURRENT ASSETS:
  Cash                                                  $  1,799,267
  Investment in marketable securities                        444,019
  Accounts receivable                                      1,764,981
  Inventories                                              3,759,272
  Prepaid expenses and other current
    assets                                                 1,137,952
                                                        ------------
  Total current assets                                     8,905,491
                                                        ------------


INVESTMENTS IN MARKETABLE SECURITIES                         362,544
PROPERTY, PLANT AND EQUIPMENT, net                           293,666
INTANGIBLE ASSETS, net                                     2,117,488
OTHER ASSETS                                                 783,730
                                                        ------------
                                                        $ 12,462,919
                                                        ------------
                                                        ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                 $    122,316
  Due to parent                                            1,656,486
                                                        ------------
  Total current liabilities                                1,778,802
                                                        ------------

LONG-TERM DEBT                                             1,750,000
DEFERRED INCOME TAXES                                        190,848
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;                             1,350
     13,500,000 issued and outstanding
  Preferred stock, $.0001 par value;
    authorized 8,335,000 shares; 8,335,000
     issued and outstanding                                      834
  Additional paid-in capital                               9,394,049
  Unearned compensation                                   (1,967,466)
  Retained earnings                                        1,314,502
                                                        ------------
                                                           8,743,269

                                                        ------------
                                                        $ 12,462,919
                                                        ------------
                                                        ------------

                              FUTUREBIOTICS INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                               Six Months Ended                Three Months Ended
                                               ----------------                ------------------
                                                    May 31,                         May 31,
                                                    -------                         -------
                                              1996           1995             1996           1995
                                              ----           ----             ----           ----
                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
NET SALES                                $  6,347,847    $  5,310,208    $  3,558,594    $  3,178,622
                                         ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
   Cost of sales                            2,791,008       2,709,447       1,526,852       1,720,618
   Selling, general and administrative      3,322,568       2,250,542       2,142,126       1,374,548
   Relocation expense                         135,055              --              --              --
                                         ------------    ------------    ------------    ------------
                                            6,248,631       4,959,989       3,668,978       3,095,166
                                         ------------    ------------    ------------    ------------

OPERATING INCOME                               99,216         350,219        (110,384)         83,456
                                         ------------    ------------    ------------    ------------

OTHER:
   Interest income                            (52,178)       (127,540)        (18,098)        (61,035)
   Interest expense                            54,907          15,279          34,118          12,737
                                         ------------    ------------    ------------    ------------
                                                2,729        (112,261)         16,020         (48,298)
                                         ------------    ------------    ------------    ------------

EARNINGS BEFORE PROVISION
   FOR INCOME TAXES                            96,487         462,480        (126,404)        131,754

PROVISION/(BENEFIT) FOR INCOME
  TAXES                                        44,000         191,000         (58,000)         62,000
                                         ------------    ------------    ------------    ------------

NET EARNINGS                             $     52,487    $    271,480    $    (68,404)   $     69,754
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------


EARNINGS PER SHARE                       $        .00    $        .02    $        .00    $        .00
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                            13,500,000      13,071,429      13,500,000      13,500,000
                                         ------------    ------------    ------------    ------------
                                         ------------    ------------    ------------    ------------

                              FUTUREBIOTICS, INC.
                           STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                              ----------------
                                                                   May 31,
                                                                   -------
                                                              1996          1995
                                                              ----          ----
                                                          (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $    52,487    $   271,480
                                                         -----------    -----------
  Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                           803,610        265,516
     Deferred income tax liability (benefit)                 294,000        (46,000)
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                              (331,633)      (682,898)
           Inventories                                    (1,851,342)      (117,707)
           Prepaid expenses and other current assets        (549,369)      (721,562)
           Other assets                                     (118,125)      (429,978)
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses            33,484         60,710
             Income taxes payable                           (256,957)       (37,235)
             Due to/from parent                            2,417,381       (453,504)
                                                         -----------    -----------
             Total adjustments                               441,049     (2,162,658)
                                                         -----------    -----------
  Net cash provided by (used in) operating activities        493,536     (1,891,178)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in investments                      1,686,260     (2,477,240)
   Purchase of property, plant and equipment                (146,925)       (37,467)

   Acquisition of intangible assets                       (1,113,010)       (43,039)
                                                         -----------    -----------
   Net cash provided by (used in) investing activities       426,325     (2,557,746)
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds of note payable, bank                        500,000        500,000
   Payments of unearned compensation                              --        (63,480)
                                                         -----------    -----------
   Net cash provided by financing activities                 500,000        436,520
                                                         -----------    -----------

   Net increase (decrease) in cash and cash
    equivalents                                            1,419,861     (4,012,404)
  Cash and cash equivalents at beginning
    of period                                                379,406      5,457,047
                                                         -----------    -----------
  Cash and cash equivalents at end of
    period                                               $ 1,799,267    $ 1,444,643
                                                         -----------    -----------
                                                         -----------    -----------

                              FUTUREBIOTICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MAY 31, 1996


1.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month periods ended May 31, 1996 and May 31, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended November 30, 1995. The results of operations for the six month periods ended May 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Concentration of Credit Risk:

     Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No., 105, include trade accounts receivable. Wholesale distributors of nutritional supplements account for a substantial portion of trade receivables. The risk associated with this concentration is limited due to the large number of distributors and their geographic dispersion. Financial instruments also include U.S. treasury notes and other government backed securities.

3.   Investment in Marketable Securities:

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FASB No. 115 requires that investments in debt and equity securities be designated as trading, held-to-maturity, or available for sale. Management considers the Company's marketable securities, consisting principally of government and government-backed debt securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value.

4.   Inventories:

     Inventories, consisting principally of finished goods, at May 31, 1996 have been estimated using the gross profit method.

5.   Intangible Assets:

     The Company has implemented a marketing program with select retail stores and distributors in order to obtain premium shelf space. Contracts with retailers are for a fixed period of not less than one year. Costs associated with these contracts are being charged to operations ratably over the lives of the agreements.

                             FUTUREBIOTICS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        SIX MONTHS ENDED MAY 31, 1996
                                 (Continued)

6.   Revolving Credit Agreement:

     The Company has a secured revolving credit agreement with a bank.   The
agreement provides that the Company may borrow an aggregate of (i) 80% of qualified accounts receivable and (ii) the lesser of 50% of its inventory or $500,000, to a maximum of $3,000,000. All borrowings bear interest at the bank's prime rate (8.25% at May 31, 1996) or 2% above the Eurodollar rate (at the Company's option), are collateralized by the Company's assets, and require, among other things, the maintenance of minimum tangible net worth and limitations on additional borrowings. The agreement expires on May 31, 1998.

     In December 1994, PDK Labs Inc. amended its Revolving Credit Agreement with a bank in respect to the Company's securitization of PDK. In connection with PDK's Amended Revolving Credit Agreement, the Company is not a guarantor and will not become a guarantor unless PDK makes loans or advances to the Company exceeding $1,500,000 provided that if i) any such loans or advances to the Company causes the aggregate of all loans or advances made by PDK to exceed $4,000,000 or ii) the aggregate of all loans made by PDK and the Company exceeds $5,500,000.

7.   Stockholders' Equity:

     a.  Earnings per share:

     Earnings per share were computed by dividing net earnings by the weighted average number of common shares and equivalents outstanding.

     b.  Reverse stock split:

     In May 1996, the Board of Directors approved a one for ten Reverse Stock Split of the Company's common Stock. The Reverse Stock Split is subject to the approval of the Company's shareholders.

8.   Income Taxes:

     The tax effects of temporary differences that give rise to the deferred tax liability at May 31, 1996 consist of the following:

                                      Net Deferred
                                   Income Tax Liability

       Property, plant and equipment   $  18,000
       Intangible assets                (143,000)
       Unearned compensation             316,000
                                       ---------
                                       $ 191,000
                                       ---------
                                       ---------

                             FUTUREBIOTICS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                        SIX MONTHS ENDED MAY 31, 1996
                                 (Continued)

9.       Commitments:

     Pursuant to employment agreements entered into with certain key employees in December 1995, the Company has granted options to purchase 50,000 shares of the Company's common stock at any time commencing two years from the date of the agreements, at an exercise price of $1.00 per share.

     The Company's aggregate commitment under such agreements which expire in December 1997 is approximately $280,000.

                             FUTUREBIOTICS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the six and three month periods ended May 31, 1996 approximated $6,348,000 and $3,559,000, respectively, representing increases of 20% and 12% over the corresponding periods in 1995. The increase is principally attributable to continued expansion of advertising and marketing efforts.

     Gross profit for the six and three month periods ended May 31, 1996 amounted to approximately $3,557,000 (56% of sales) and $2,032,000 (57% of sales), respectively as compared to $2,601,000 (49% of sales) and $1,458,000 (46% of sales) in the corresponding periods in the prior year. The increase in gross profit is attributable to the Company's restructured sales and management agreement with its parent.

     Selling, general and administrative expenses approximated $3,323,000 and $2,142,000 for the six and three month periods ended May 31, 1996, respectively. As a percentage of sales, these amounts represent 52% and 60% respectively, as compared to 42% and 43% in the corresponding periods in the prior year. The increase in selling, general and administrative expenses is principally attributable to promotional costs incurred in connection with an aggressive sales program designed to obtain shelf space at selected retailers for a contract period of not less than one year. The cost of this promotion is being charged to operations on a straight line basis which is not necessarily proportional to sales generated under the program. As of May 31, 1996, the Company is no longer signing on any new customers under this program.

     The Company realized approximately $135,000 in expenses related to the relocation of its sales offices from Vermont to New York.

Liquidity and Capital Resources

     The Company had net working capital of approximately $7,127,000 at May 31, 1996.

     The Company's statement of cash flows reflects cash provided by operating activities of approximately $494,000 which reflects increases in operating assets and payables such as accounts receivable ($332,000), inventories ($1,851,000) and prepaid expenses and other current assets ($549,000) offset by an increase in amounts due to parent ($2,417,000) and an adjustment for amortization expense ($804,000). In addition, the statement reflects cash provided by investing activities of approximately ($426,000) principally attributable to the purchase of government securities ($1,686,000) net of acquisition of intangibles of approximately ($1,113,000).

     The cash flow statement also reflects cash of $500,000 provided by financing activities resulting from borrowings under a secured revolving credit agreement with a bank.

     On June 11, 1996, the Company amended its Revolving Credit Agreement with a bank providing for borrowings up to $3,000,000 which expires on May 31, 1998.

     The Company expects to meet its cash requirements from operations, current cash reserves, and its existing financial arrangements.

PART II - OTHER INFORMATION

     Item 1. - Legal Proceedings

     Reference is made to Item 3 in the Company's Form 10-KSB for the year ended November 30, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FUTUREBIOTICS INC.




Dated: July 9, 1996                             By: /s/ /Michael B. Krasnoff/
                                                    --------------------------
                                                    Michael B. Krasnoff
                                                    Chief Financial Officer