Form 10QSB
period 1996-08-31
FUTUREBIOTICS INC
filed 1996-10-11
CIK 922200

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________

                        Commission File Number: 33-78022

                              FUTUREBIOTICS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                         11-3205937
-------------------------------                      -------------------------
(State or other jurisdiction of                      (State or I.R.S. Employer
 incorporation of organization)                        Identification Number)

                               145 Ricefield Lane
                              Hauppauge, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                     11788
                                   ----------
                                   (Zip Code)

                                 (516) 273-2630
              ---------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X     No
                                                             -----      -----

   Class                                       Outstanding at October 7, 1996
------------                                   ------------------------------
Common Stock                                           13,500,000

                              FUTUREBIOTICS, INC.
                                  FORM 10-QSB
                                QUARTERLY REPORT
                   For the Nine Months Ended August 31, 1996

                               TABLE OF CONTENTS

                                                                  Page to Page
                                                                  ------------

Financial Statements:

Balance sheet........................................................   1

Statements of operations.............................................   2

Statements of cash flows.............................................   3

Notes to financial statements........................................ 4-6

Management's discussion and analysis
of financial condition and result
of operations........................................................ 7-8

Legal proceedings....................................................   9

Signatures...........................................................  10

                              FUTUREBIOTICS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                August 31, 1996

                          ASSETS
                          ------
CURRENT ASSETS:
  Cash                                                        $  1,695,870
  Accounts receivable                                            1,241,495
  Inventories                                                    4,181,124
  Prepaid expenses and other current
    assets                                                       1,204,142
                                                              ------------
  Total current assets                                           8,322,631
                                                              ------------

INVESTMENTS IN MARKETABLE SECURITIES                               877,762
PROPERTY, PLANT AND EQUIPMENT, net                                 299,316
INTANGIBLE ASSETS, net                                           2,642,738
OTHER ASSETS                                                       702,540
                                                              ------------
                                                              $ 12,844,987
                                                              ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $    125,316
  Due to parent                                                  1,494,955
                                                              ------------
  Total current liabilities                                      1,620,271
                                                              ------------

LONG-TERM DEBT                                                   2,500,000
DEFERRED INCOME TAXES                                              103,848
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;
     13,500,000 issued and outstanding                               1,350
  Preferred stock, $.0001 par value;
    authorized 8,335,000 shares; 8,335,000
     issued and outstanding                                            834
  Additional paid-in capital                                     9,394,049
  Unearned compensation                                         (1,895,403)
  Retained earnings                                              1,120,038
                                                              ------------
                                                                 8,620,868
                                                              ------------
                                                              $ 12,844,987
                                                              ============
                                      -1-

                              FUTUREBIOTICS, INC.
                            STATEMENTS OF OPERATIONS

                                         Nine Months Ended                  Three Months Ended
                                             August 31,                          August 31,
                                       1996              1995              1996              1995
                                       ----              ----              ----              ----
                                    (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)

NET SALES                          $  9,449,321      $  7,866,389      $  3,101,474      $  2,556,181
                                   ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
   Cost of sales                      4,355,837         3,857,299         1,564,829         1,147,852
   Selling, general and
      administrative                  5,179,630         3,615,052         1,857,062         1,364,510
   Relocation expense                   135,055                --                --                --
                                   ------------      ------------      ------------      ------------
                                      9,670,522         7,472,351         3,421,891         2,512,362
                                   ------------      ------------      ------------      ------------

 OPERATING (LOSS) / INCOME             (221,201)          394,038          (320,417)           43,819

OTHER:
  Interest income                       (84,523)         (215,606)          (32,345)          (88,066)
  Interest expense                       89,299            24,837            34,392             9,558
                                   ------------      ------------      ------------      ------------
                                          4,776           190,769             2,047           (78,508)
                                   ------------      ------------      ------------      ------------

(LOSS) EARNINGS BEFORE
   PROVISION  FOR INCOME TAXES         (225,977)          584,807          (322,464)          122,327

(BENEFIT) / PROVISION FOR
  INCOME TAXES                          (84,000)          237,000          (128,000)           46,000
                                   ------------      ------------      ------------      ------------

NET (LOSS) / EARNINGS              $   (141,977)     $    347,807      $   (194,464)     $     76,327
                                   ------------      ------------      ------------      ------------

(LOSS) / EARNINGS PER SHARE        $       (.01)     $        .03      $       (.01)     $        .01
                                   ------------      ------------      ------------      ------------

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                      13,500,000        13,215,328        13,500,000        13,500,000
                                   ------------      ------------      ------------      ------------

                              FUTUREBIOTICS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended
                                                                             August 31,
                                                                       1996             1995
                                                                       ----             ----
                                                                    (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                              $  (141,977)     $   347,807
                                                                   -----------      -----------
  Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                   1,047,161          403,395
     Deferred income tax liability (benefit)                           207,000          (66,000)
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                         191,853         (683,279)
           Inventories                                              (2,273,194)        (258,978)
           Prepaid expenses and other current assets                  (615,559)        (714,301)
           Other assets                                                (36,935)        (304,869)
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                      36,483          116,756
             Income taxes payable                                     (256,957)          24,532
             Due to/from parent                                      2,255,850         (119,326)
                                                                   -----------      -----------
           Total adjustments                                           555,702       (1,602,070)
                                                                   -----------      -----------
           Net cash provided by (used in) operating activities         413,725       (1,254,263)
                                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in investments                                1,615,061       (3,016,554)
   Purchase of property, plant and equipment                          (167,136)         (44,723)
   Acquisition of intangible assets                                 (1,795,186)        (599,293)
                                                                   -----------      -----------
   Net cash used in investing activities                              (347,261)      (3,660,570)
                                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds of note payable, bank                                 1,250,000          500,000
  Payments of unearned compensation                                         --          (63,480)
                                                                   -----------      -----------
  Net cash provided by financing activities                          1,250,000          436,520
                                                                   -----------      -----------
  Net increase (decrease) in cash and cash equivalents               1,316,464       (4,478,313)
  Cash and cash equivalents at beginning of period                     379,406        5,457,047
                                                                   -----------      -----------
  Cash and cash equivalents at end of period                       $ 1,695,870      $   978,734
                                                                   ===========      ===========

                                      -3-

                              FUTUREBIOTICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1996


1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended August 31, 1996 and August 31, 1995. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended November 30, 1995. The results of operations for the nine month periods ended August 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.       Concentration of Credit Risk:

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, include trade accounts receivable. Wholesale distributors of nutritional supplements account for a substantial portion of trade receivables. The risk associated with this concentration is limited due to the large number of distributors and their geographic dispersion. Financial instruments also include U.S. treasury notes and other government backed securities.

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

4.       Inventories:

         Inventories, consisting principally of finished goods, at August 31, 1996 have been estimated using the gross profit method.

5.       Intangible Assets:

         The Company has implemented a marketing program with select retail stores and distributors in order to obtain premium shelf space. Contracts with retailers are for a fixed period of not less than one year. Costs associated with these contracts are being charged to operations ratably over the lives of the agreements.

                              FUTUREBIOTICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1996
                                  (Continued)


6.       Revolving Credit Agreement:

         The Company has a secured revolving credit agreement with a bank. All borrowings bear interest at the bank's prime rate (8.25% at August 31, 1996) or 2% above the Eurodollar rate (at the Company's option) and are collateralized by the Company's assets.

         In September 1996, the Company and its parent entered into a new revolving credit agreement ("New Agreement") with a bank whereby the Company may borrow up to $4,000,000. The New Agreement replaces the existing revolving credit agreement and expires in September 1999. Borrowings under the new agreement bear interest at the bank's prime rate or 2% above the Eurodollar rate (at the Company's option), are collateralized by all of the Company's assets and require, among other things, the maintenance of minimum tangible net worth and limitations on additional borrowings.

7.       Stockholders' Equity:

         a.   (Loss) Earnings per share

              Earnings per share were computed by dividing net (loss) earnings by the weighted average number of common shares and equivalents outstanding.

         b.   Reverse stock split:

              In May 1996, the Board of Directors approved a one for ten Reverse Stock Split of the Company's common stock. The Reverse Stock Split is subject to the approval of the Company's shareholders.

8.       Income Taxes:

         The tax effects of temporary differences that give rise to the deferred tax asset at August 31, 1996 are as follows:

                                                    Net Deferred
                                                Income Tax Liability
                                                --------------------

              Property, plant and equipment           $  19,000
              Intangible assets                        (153,000)
              Unearned compensation                     301,000
              Tax carryforward                          (63,000)
                                                      ---------
                                                      $ 104,000
                                                      =========

                              FUTUREBIOTICS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1996
                                  (Continued)


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

                              FUTUREBIOTICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Net sales for the nine and three month periods ended August 31, 1996 approximated $9,449,000 and $3,101,000, respectively, representing increases of 20% and 21% over the corresponding periods in 1995. The increase is principally attributable to continued expansion of advertising and marketing efforts.

         Gross profit for the nine and three month periods ended August 31, 1996 amounted to approximately $5,093,000 (54% of sales) and $1,537,000 (50% of sales) respectively as compared to $4,009,000 (51% of sales) and $1,408,000 (55% of sales) in the corresponding periods in the prior year. The increase in gross profit in the nine month period ended August 31, 1996 is attributable to the mix of sales as well as the re-order of products at higher prices under the preferred retailer program implemented in the prior year. The decrease in gross profit in the three month period ended August 31, 1996 is principally attributable to the introduction of new products at competitive prices.

         Selling, general and administrative expenses approximated $5,180,000 and $1,857,000 for the nine and three month periods ended August 31, 1996, respectively. As a percentage of sales, these amounts represent 55% and 60% respectively, as compared to 46% and 53% in the corresponding periods in the prior year. The increase in selling, general and administrative expenses is principally attributable to promotional costs incurred in connection with an aggressive sales program designed to obtain shelf space at selected retailers for a contract period of not less than one year. The cost of this promotion is being charged to operations on a straight line basis which is not necessarily proportional to sales generated under the program. As of May 31, 1996, the Company ceased signing on any new customers under this program.


         The Company realized approximately $135,000 in expenses related to the relocation of its sales offices from Vermont to New York.


Liquidity and Capital Resources

         The Company had net working capital of approximately $6,702,000 at August 31, 1996.

         The Company's statement of cash flows reflects cash provided by operating activities of approximately $414,000 which reflects increases in operating assets and payables such as inventories ($2,273,000) and prepaid expenses and other current assets ($616,000) offset by an increase in amounts due to parent ($2,256,000) and an adjustment for amortization expense ($1,047,000). In addition, the statement reflects cash used in investing activities of approximately ($347,000) principally attributable to the maturity of government securities ($1,615,000) net of acquisition of fixed assets and intangibles of approximately ($1,962,000).

                              FUTUREBIOTICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


         The cash flow statement also reflects cash of $1,250,000 provided by financing activities resulting from borrowings under a secured revolving credit agreement with a bank.

         In September 1996, the Company and its parent entered into a Revolving Credit Agreement with a bank whereby the Company may borrow up to $4,000,000. The agreement replaces the existing credit facility and expires in September 1999.

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


                                        FUTUREBIOTICS INC.



Dated: October 10, 1996                  By:   /s/ Michael B. Krasnoff
                                            ---------------------------------
                                               Michael B. Krasnoff
                                               Chief Financial Officer