Form 10KSB40
period 1996-11-30
FUTUREBIOTICS INC
filed 1997-02-28
CIK 922200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended November 30, 1996.

|_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


     For the transition period from ___________________ to ___________________.

Commission File No. 0-24530


                               FUTUREBIOTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    11-3205937
(State of or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


145 Ricefield Lane
Hauppauge, New York 11788                                     11788
-------------------------                                   ----------
 (Address of Principal                                      (Zip Code)
  Executive Officers)

Registrant's telephone number, including area code: (516) 273-2630

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

 Units consisting of two (2) shares of common stock, par value $.0001 per share and two (2) Class A Redeemable Common Stock Purchase Warrants
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $12,713,000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of February 21, 1997, was approximately $1,706,000.

     Number of shares outstanding of the issuers common stock, as of February 21, 1997, was 1,350,000.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

Item 1.  BUSINESS.

General

      Futurebiotics, Inc., a Delaware corporation (the "Company"), was formed on March 16, 1994. The Company is engaged in the distribution, marketing and sale of vitamins, minerals, herbal formulations and specialty nutritional supplements, which it markets principally to health food stores through regional distributors.

      The Company's primary product line consists of more than 125 items, including multi-vitamin/mineral formulas, green superfood powders, herbal/mineral tonics and herbal complexes, and specific specialty supplements. All of the Company's products are supplied by PDK.

      The Company relocated in February, 1996. Its new offices are located at the headquarters of PDK, 145 Ricefield Lane, Hauppauge, New York 11788 (516) 273-2300.

      On December 30, 1996, the Company effected a one-for-ten reverse stock split with respect to its shares of Common Stock outstanding on December 30, 1996. All share and per share data included in this Form 10-KSB has been restated to reflect the Company's one-for-ten reverse stock split.

Products and Product Development

      The Company develops products for its own Futurebiotics line. Its products include vitamins, minerals, herbs and specialty combinations. Each product category contains numerous different dosage sizes and various and unique combinations of ingredients. These product groups include nutrition products for men, advanced women's formulas, super green foods, weight loss/management products and vegetarian multiple vitamins.

      The Company introduces new products in response to anticipated consumer trends. As an example, in 1993 the Company developed its Vital K, with additional ginseng in response to consumer preferences. Product concepts are generally developed by the Company's management, key employees and consultants.

Government Regulation

      The Company's products and/or its business operations are subject to regulation by one or more federal agencies, including The United States Postal Service, the Federal Trade Commission ("FTC"), the Food and Drug Administration

("FDA") and the Consumer Product Safety Commission and the United States Department of Agriculture. The FDA in particular, is primarily responsible for regulation of the labeling, manufacture and sale of vitamins and mineral supplements which the FDA believes to be unapproved drugs or food additives rather than food supplements. The Company's activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

      The Company markets vitamins, minerals, herbs, amino acids and other similar nutritional substances ("dietary supplements"), and some over-the-counter ("OTC") drug products. These products are primarily regulated by the FDA under the auspices of the Federal Food, Drug and Cosmetic Act (the "FFDCA"). Under the FFDCA, most dietary supplements are currently regulated as foods, which require no approval from the FDA prior to marketing. Therefore, the regulation of dietary supplements is far less restrictive than that imposed upon manufacturers and distributors of prescription drugs. Dietary supplements, however, must be labeled correctly to avoid being misbranded under the FFDCA. Health claims made by vitamin and dietary supplement companies with respect to their product are specifically regulated by the FDA. If such products make unapproved health claims, the FDA may consider them to unapproved drugs, which require approval by the FDA prior to marketing.

      Some of the products marketed by the Company may be classified as OTC drugs. Under the FFDCA, drugs are deemed by the FDA either to be drugs which require approval by the FDA prior to marketing ("new drugs"), or drugs which do not require approval by the FDA prior to marketing because they are generally recognized as safe and effective ("old drugs"). Old drugs must conform to monographs developed by the FDA to be lawfully marketed. Most OTC drugs are old drugs. Therefore, the regulation of OTC drugs is less restrictive than that imposed upon manufacturers and distributors of new drugs.

      To the extent the Company establishes its own manufacturing facilities in the future and produces products deemed by the FDA now or in the future to be a drug or a food, the operation of the Company's manufacturing facilities will be subject to regulation by the FDA as a drug or food manufacturing facility and to compliance with good drug or food manufacturing practices. Although the Company does not anticipate any difficulties in complying with the necessary good drug or food manufacturing practices, any such difficulties that are encountered could have a material adverse affect on the Company.

      Marketing misbranded or adulterated food or drugs, or unapproved new drugs or food additives, can result in civil or criminal penalties, including, but not limited to, product seizure, injunction and fines.

      On January 4, 1994, the FDA issued final regulations concerning dietary supplements. It did so partially in response to the Nutritional Labeling and Education Act of 1990 ("NLEA") and the Dietary Supplement Act of 1992 in order to amend its food labeling regulations, setting forth specific regulations for the nutrition labeling of vitamins and mineral supplements, establish up to date reference standards for nutrients and food components and establish procedures for FDA approval of health claim messages. The regulations subject dietary supplement labels to the same standards as food labels under the Nutrition Labeling and Education Act with regard to health claim messages and nutrition labeling information. The regulations concerning health claim messages went into effect on July 1, 1994 and the regulations concerning nutrition labeling went into effect on July 5, 1995.

      The regulations prohibit the use of any health claim on a dietary supplement unless the health claim is supported by significant scientific agreement and is pre-approved by the FDA. To date, the FDA has approved the use of health claims only in connection with calcium products and osteoporosis, and folic acid and neural tube defects. Accordingly, most dietary supplements will be precluded from bearing most health claims. The Company's products include multivitamins and minerals and specialty formulas. The FDA regulations do not at present limit consumer access to dietary supplements, unless such products present safety concerns. The Company cannot determine at this time whether the new regulations will have any adverse effect on its operations, although it believes that they will not have a material adverse effect.

      In addition, the FDA issued an Advanced Notice of Proposed Rulemaking on June 18, 1993 ("ANPR") requesting comments on the general regulation of certain dietary supplements, such as herbs, fish and plant oils, fatty acids, fibers and vegetable gums, carnitine and amino acids. Some of these substances are sold by the Company. In connection therewith, the FDA commissioned the Federation of American Societies for Experimental Biology ("FASEB") to conduct a study of the safety of amino acids. The FASEB report published in September 1992 concluded that there was insufficient research and information on amino acids to conclude that added, manufactured, or incomplete mixtures of amino acids are safe and, therefore, recommended that further research be conducted. The internal FASEB report issued in connection with the ANPR contains recommendations concerning the possible regulation of dietary supplements by category.

      The Company cannot determine whether separate regulations will be issued for these substances, or what effect any new regulations for such governmental regulations or administrative orders concerning such substances, when and if promulgated, could require the reformulation of certain products to meet new standards or require the recall or discontinuance of certain products not capable of reformulation.

      The Dietary Supplement Act of 1992 requires that the Comptroller General of the United States and the Director of the Office of Technology Assessment undertake separate studies of FDA regulation of dietary supplements and make recommendations in Congress which would reduce or modify the FDA's authority to regulate dietary supplements. While these bills have not been enacted as law, there is a strong likelihood that Congress will again consider such legislation. There is no assurance, however, that these bills will ultimately be passed and signed into law.


      Any such legislation reducing the FDA's authority to modify dietary supplements could result in the Company being subject to fewer regulatory requirements and would, therefore, have no adverse impact on the Company. Any modification which increases the FDA's regulatory authority could subject the Company to additional expenses in order to comply with more stringent requirements and could have a materially adverse impact on the Company by limiting products or causing the Company to incur additional expenses in order to comply with these requirements.

Competition

      The market for vitamins, dietary supplements, herbal-based products and nutritional supplements is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States and internationally in the packaged vitamin, mineral and nutritional supplement industry selling products to retailers, such as mass merchandisers, drug store chains, independent drug stores and health food stores. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. The Company's significant competitors include Nature's Bounty, Twin Labs, and Solgar. There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

      Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it competes favorably with other vitamin and nutritional supplement companies because of its access to products, competitive pricing, quality of products, sales support and diverse product line.

Marketing and Advertising

      The Company markets its products through in-store demonstrations, point of purchase displays, and promotional literature. Advertising is through consumer and trade magazines, newspapers, in-store flyers, radio and distributors catalogs. In particular, the Company has expended substantial sums on radio advertising as well as consumer and trade print media. The Company also mails a five color catalog directly to retail stores four times per year.

Trademarks and Patents

      The marks Vital K, Hair, Skin & Nails, Trym Tone, Great Grapefruit Diet, Jamaican Spa Diet, Relax & Sleep, Custom Fit are the property of the Company and have been assigned to the

Company by PDK. These trademarks have been registered with the United States Patent and Trademark Office ("PTO"). To the Company's knowledge, the Company has the common law right to use such servicemarks on its products and in the marketing of its services. The Company has retained trademark counsel and presently intends to make all appropriate filings and registrations and take all other actions necessary, to protect all of its intellectual property rights.

Conflicts of Interests

      As of November 30, 1996 PDK owned fifty one and nine tenths (51.9%) percent of the Company's outstanding shares of Common Stock and one hundred (100%) percent of its Preferred Stock. At present, PDK supplies all of the Company's products, as well as certain management and administrative facilities and personnel. It is anticipated that PDK will continue to supply a significant percentage of the Company's products, at or near present levels, as well as administrative and support services, and that the Company will continue to operate its executive offices, distribution and packaging at facilities leased and managed by PDK. In addition, several members of PDK's Board of Directors, Michael Krasnoff, Stanley Krasnoff and Hartley T. Bernstein, are also members of the Company's Board of Directors. Michael Krasnoff, a Director and Chief Financial Officer of the Company, is PDK's Chairman of the Board, Chief Executive Officer and President, and Reginald Spinello, the Company's President, continues to serve as PDK's Executive Vice President and to receive salaries from both the Company and PDK. Because of PDK's ownership interest in the Company, the identity of certain management and PDK's role as a significant supplier to the Company, certain conflicts of interest may occur between the Company and PDK. In such instances, members of the Board of Directors who are also members of the PDK Board of Directors may be precluded from participating in corporate decisions.

Product Liability Insurance

      The Company, like other manufacturers of products that are ingested, faces inherent risk of exposure to product liability claims if, among other things, the use of its products results in an injury. With respect to product liability coverage, the Company currently has a product liability insurance policy. There is no assurance that any judgment against the Company will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on the Company.

Employees

      As of February 20, 1997, the Company employs a total of 26 employees on a full time basis, 22 employees in sales and marketing and 4 persons in administration and finances. The Company utilizes PDK for a majority of its administrative functions.

Item 2.  PROPERTIES.


      The Company relocated its corporate, sales, and advertising offices in February 1996. The new offices are located at the offices of PDK Labs Inc., 145 Ricefield Lane, Hauppauge, New York 11788 (516) 273-6300.

      The lease is for 5,000 square feet for an initial one (1) year term with yearly options to renew with escalations of five (5%) percent annually. The initial annual rental is $50,000. The lease terminates in October, 2000 as does the PDK Labs Inc. master lease.

Item 3.  LEGAL PROCEEDINGS.

      Except as set forth below, management is not aware of any material legal proceeds pending against the Company.

      Although the Company is not a party to any legal proceedings, PDK has been named in a pending litigation.

      On February 4, 1994 PDK was named as a defendant in a litigation entitled Hillary L. Dufficy v. PDK Labs Inc in the Superior Court of the State of Connecticut, alleging a product liability claim pursuant to Section 52-572m of the Connecticut General Statutes. The action seeks unspecified monetary damages. PDK intends to vigorously defend the lawsuit and has referred the action to its product liability insurer.

        On July 29, 1996, PDK served a complaint (the "Complaint") against a former executive. The Complaint alleges, in pertinent part, that the former executive breached his employment agreement with PDK by competing with PDK and soliciting PDK's customers in violation of the terms of the agreement. The complaint further alleges that the executive has defaulted on payments due to PDK pursuant to a promissory note and that while serving as an officer of PDK made inappropriate investments for PDK's Profit Sharing Plan and Trusts. By virtue of the foregoing, PDK alleges that the executive has breached his Employment Agreement and the Amendment, engaged in unfair competition, breached the terms of the personal guarantee, defaulted upon the promissory note, converted funds belonging to PDK and breached his fiduciary duty to PDK.

        In his Answer and Counterclaim (the "Counterclaim"), the executive offers general denials of these allegations and interposes both personal counterclaims and claims. The executive's counterclaims, assert in pertinent part, that PDK and certain officers and directors have breached their fiduciary duty to him and that the Restrictive Covenant and agreement is unenforceable and should be deemed a nullity. PDK and the directors deny that they engaged in any improper conduct which would support the executive's counterclaims. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the executive.

        Futurebiotics has not been named as a party in the former executive's counterclaim.








Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On or about October 7, 1996 the Company received written consents in lieu of a meeting of stockholders from holders of 7,000,000 shares of Common Stock and 8,335,000 shares of Preferred Stock representing approximately 70.2% of the total issued and outstanding shares of voting stock (i) electing five (5) directors to hold office until their successors shall have been elected and qualified, (ii) ratifying the appointment by the Board of Directors of Holtz Rubenstein & Co., LLP to serve as independent certified public accountants for the current fiscal year and (iii) adopting an amendment to the Company's certificate of incorporation (the "Amendment"), which authorized a one-for-ten reverse stock split of the Common Stock. The Amendment was effected by the Company on December 30, 1996.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on August 19, 1994 in the form of Units each consisting of two (2) shares of pre-reverse split Common Stock and two (2) Class A Warrants. The pre-reverse split Common Stock was regularly quoted and traded on the Nasdaq system under the symbol VITK until [December 30, 1996]. The post-reverse split Common Stock and Class A Warrants are regularly quoted and traded on the NASDAQ system under the symbols VITKD and VITKW.

      The following table indicates the high and low bid prices for the Company's Common Stock and Class A Warrants for the period up to November 30, 1996 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock

            1995 Calendar Year                  Quoted Bid Price
            ------------------                  ----------------
                                                High        Low
                                                ----        ---
            First Quarter                       38 1/3      10 5/8

            Second Quarter                      26 7/8      23 3/4

            Third Quarter                       25          11 7/8

            Fourth Quarter                      14 3/8      2 3/16


            1996 Calendar Year                  Quoted Bid Price
            ------------------                  ----------------
                                                High        Low
                                                ----        ---
            First Quarter                       5 5/8       3 7/16

            Second Quarter                      3 3/4       2 3/16

            Third Quarter                       2 13/16     1 1/4

            Fourth Quarter                      2 13/16     1 1/4

Class A Warrants

            1995 Calendar Year                  Quoted Bid Price
            ------------------                  ----------------
                                                High        Low
                                                ----        ---
            First Quarter                       1 1/16      5/32

            Second Quarter                      5/32        3/32

            Third Quarter                       7/32        1/8

            Fourth Quarter                      5/32        1/32

            1996 Calendar Year                  Quoted Bid Price
            ------------------                  ----------------
                                                High        Low
                                                ----        ---
            First Quarter                       1/8         1/16

            Second Quarter                      3/32        1/16

            Third Quarter                       1/16        1/32

            Fourth Quarter                      1/32        1/32

      The Company effected a one-for-ten reverse stock split with respect to its shares of Common Stock outstanding on December 30, 1996.

      On February 21, 1997, the closing price of the Common Stock as reported on NASDAQ National was $2.625. On February 18, 1997, the closing price of the Class A Warrants reported on NASDAQ System was $.0625. On February 21, 1997, there were 91 holders of record of Common Stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Fiscal Year 1996 compared to Fiscal Year 1995

      Net sales for the fiscal year 1996 were approximately $12,713,000 as compared to net sales in 1995 of $10,647,000. This represents a 19% increase over sales in 1995. The increase is principally attributable to continued expansion and marketing efforts.

      Gross profit amounted to approximately $7,194,000 in 1996 as compared with $6,069,000 in 1995. Gross profit as a percentage of sales was 57% in 1996 and 1995.

      Selling, general and administrative expenses were $7,566,000 in 1996 and $5,553,000 in 1995. As a percentage of sales, selling, general and administrative expenses were 60% in 1996 and 52% in 1995. The increase in selling, general and administrative expenses is principally attributable to promotional costs incurred in connection with an aggressive sales program designed to obtain shelf space at selected retailers for a contract period of not less than one year. The cost of this promotion is being charged to operations on a straight line basis, which is not necessarily proportional to sales generated under this program. As of May 31, 1996, the Company ceased signing on any new customers under this program.

      The provision for income taxes reflects a current tax benefit of 27% in 1996 and an effective tax rate of 38% in 1995. The benefit in 1996 is a result of the net operating loss which may be carried back to prior years.

      Management believes that inflation did not have a material effect on operations or financial condition in 1996 and 1995. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Fiscal Year 1995 compared to Fiscal Year 1994

      Net sales for the fiscal year 1995 were approximately $10,647,000 as compared to net sales in 1994 of $7,415,000. This represents a 44% increase over sales for 1994. The increase is principally attributable to the introduction of new products and increased distribution as a result of greater advertising and marketing efforts.

      Gross profit amounted to approximately $6,069,000 or 57% of sales in 1995 as compared with $3,790,000 or 51% of sales in 1994. In December 1994, the Company entered into an "Amended Sales and Management Agreement" with PDK pursuant to which PDK manufactured the Company's entire product line at a price equal to PDK's cost as compared to 115% of PDK's cost in 1994 and provided certain administrative services on behalf of the Company.


      Selling, general and administrative expenses were $5,553,000 in 1995 and $2,896,000 in 1994. As a percentage of sales, selling, general and administrative expenses were 52% in 1995 and 39% in 1994. This is attributable to an increase in cooperative advertising with large distributors, greater attendance at trade shows as well as demonstrations in retail stores for the promotion of products. The company has also launched several promotions during 1995 in order to gain valuable shelf space for a contract period of not less than one year at selected retailers. The cost of these promotions is being charged to operations ratably over the term of the agreements.

      The provision for income taxes reflects an effective tax rate of 38% in 1995 and 43% in 1994. The rate for 1995 was lower due to the effect of certain permanent differences.

      Management believes that inflation did not have a material effect on operations or financial condition in 1995 and 1994. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

      The Company had working capital of approximately $8,125,000 and $6,855,000 at the end of 1996 and 1995, respectively.

      The Company's statement of cash flows for 1996 reflects cash provided by operating activities of approximately $107,000 which reflects increases in operating assets such as inventories ($1,354,000) and prepaid income taxes ($674,000), offset by a decrease in due from parent of ($291,000) and adjustment for amortization expense for ($1,828,000). The change in inventory is a direct result of increased sales volume and anticipated future sales growth.

      The cash flow statement also reflects cash used in investing activities of approximately ($1,752,000) attributable to the acquisition of property, plant and equipment ($197,000) and intangible assets of approximately ($1,920,000), offset by the sale and maturity of government securities ($365,000).

      The cash flow statement also reflects cash of $1,750,000 provided by financing activities resulting from borrowings under a secured revolving credit agreement with a bank.

      In September 1996, the Company and its parent entered into a Revolving Credit Agreement with a bank whereby the Company may borrow up to $4,000,000. The agreement replaces the existing credit facility and expires in September 1999. Borrowings under this agreement bear interest at the prime rate or 2% above the Eurodollar rate (at the Company's option) and are collateralized by all of the Company's assets. The revolving line of credit agreement, as amended, contains various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends and restrictions on borrowings. The Company and its parent are jointly and severally liable for the unpaid balance of this credit line.

      The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial arrangements.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                   PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE
REGISTRANT.

      The following persons are the current executive officers and directors.

      Name              Age         Position Held
      ----              ---         -------------

Alan Novich             51          Chairman of the Board

Reginald Spinello       43          President, Director

Michael Krasnoff        42          Chief Financial Officer,
                                    Secretary, Treasurer,
                                    Director

Stanley Krasnoff        69          Director

Hartley T. Bernstein    45          Director

Background of Executive Officers and Directors

      Alan M. Novich is a practicing attorney. He has been a Director of the Company since its inception. Mr. Novich was Vice President and the counsel for Corporate Finance of Stratton Oakmont, Inc., a broker-dealer in securities from January 1991 through July 1992. From June 1988 through December 1990, and since July 1992, Mr. Novich was engaged in the private practice of law and dentistry. From 1985 to June 1988, Mr. Novich attended law school and was engaged in the private practice of dentistry. Mr. Novich also serves on the Board of Directors of Health Care Imaging Services, Inc. and SMT Health Services, Inc., providers of diagnostic imaging services.

      Reginald Spinello has been the President and a Director of Futurebiotics since its formation. In addition, he has been a Director of Superior Supplements, Inc. since May 1, 1996. Superior Supplements, Inc. is a developer, manufacturer and marketer of dietary supplements in bulk tablet, capsule and powder form. In addition, he is the Executive Vice President of PDK Labs, a position he has held since September 1993. Mr. Spinello joined PDK Labs in September 1991 as Vice President of Operations. Prior to joining PDK, Mr. Spinello was President and Founder of Internal Reinforcements from 1985 to 1991, a specialty distributor and marketer of natural vitamins and supplements. Prior to Internal Reinforcements, Mr. Spinello was Founder and President of Superior Supplements (a company with no affiliation to the company of the same name of which Mr. Spinello is now a director) from 1982 to 1985, a manufacturing and private label distributor of dietary supplements for the health food industry. Mr. Spinello sold his entire interest in this company in 1985 and the company was dissolved in 1992. Mr. Spinello graduated from Bryant College with a B.S. Degree in Business Administration. Additionally, he has studied in the field of nutrition and is a non-practicing nutrition consultant.

      Michael Krasnoff has been a director of the Company since its formation. He has been the President, Chief Executive Officer and Chief Financial Officer of PDK since July 31, 1991, Secretary since April 1, 1990, a director since August 1, 1989, and Chairman of the Board of Directors, since July 31, 1991. Prior to joining PDK in 1988, Mr. Krasnoff was an independent financial and marketing consultant to PDK. From September 1982 to September 1988, Mr. Krasnoff was President and Chairman of the Board of M-D Natural Vitamins, Inc., a company which was engaged in the mail order and retail distribution of natural vitamins and food supplements. Mr. Krasnoff received a B.A. degree from State University of New York at Buffalo and an M.B.A. degree in Accounting and Finance from New York University Graduate School of Business Administration. He is the son of Stanley Krasnoff, who is also a director of the Company and of PDK.

      Stanley Krasnoff has been a director of the Company since formation. He has also served as a director of PDK since January 1991. He was a founder and Executive Vice President of Nature's Bounty, Inc. from 1961 through 1982. Since 1982, Mr. Krasnoff has been a private investor. Mr. Krasnoff is a graduate of the New York University School of Business Administration. Mr. Krasnoff is the father of Michael Krasnoff, who is a director of the Company and President, Chief Executive Officer and Secretary of PDK.

      Hartley T. Bernstein has been a director of the Company since its formation and is a member of the law firm of Bernstein & Wasserman specializing in corporate and securities law. He was associated with the firm of Parker Chapin Flattau & Klimpl from 1976-1977, served as an Assistant District Attorney for New York County from 1977-1979 and was associated with the law firm of Guggenheimer & Untermyer from 1979-1982. In 1982, Mr. Bernstein formed his own law practice which subsequently merged with his present firm. Mr. Bernstein also serves as a director of PDK and Bev-Tyme, Inc. (formerly New Day Beverage, Inc.). Mr. Bernstein is a member of the adjunct faculty of Yale Law School where he teaches a course in securities law problems and has served previously on the adjunct faculties of New York Law School and Mercy College. He has also served as an instructor at the National Institute of Trial Advocacy and a member of the Boards of Arbitration of the National Association of Securities Dealers and the New York Stock Exchange. Mr. Bernstein serves as a commentator on securities law matters on the nationally syndicated Money Radio Network. Mr. Bernstein graduated from Columbia University with a B.A. in 1973 and received his J.D. from New York University School of Law in 1976.

Executive Compensation


SUMMARY COMPENSATION TABLE

                                                                                     Long Term Compensation
                                                                               -----------------------------------
                                              Annual Compensation                 Awards             Payouts
                                      -------------------------------------    -------------  --------------------
              (a)             (b)        (c)       (d)          (e)               (f)           (g)       (h)              (i)
                                                                               Restricted                             All
                                                           Other               Stock                    LTIP          Other
                                                           Annual              Awards         Options/  Payouts       Compensation
Name and Principal Position   Year    Salary($)  Bonus($)  Compensation($)     ($)            SARs(#)   ($)           ($)
----------------------------  ----    ---------  -------   ----------------    -------------  --------  -----------   -------------
Reginald Spinello, CEO        1996     $50,000   $-0-        $     -0-         $    -0-        -0-        $  -0-         $    -0-
                              1995     $50,000   $-0-        $     -0-         $    -0-        -0-        $  -0-         $    -0-
                              1994     $50,000   $-0-        $     -0-         $    -0-        -0-        $  -0-         $    -0-

Alan Novich, Chairman         1996     $225,000  $125,000    $     -0-         $    -0-        -0-        $  -0-         $    -0-
                              1995     $175,000  $-0-        $     -0-         $    -0-        -0-        $  -0-         $    -0-
                              1994     $ 18,750  $-0-        $ 125,000(1)      $    -0-        41,668     $  -0-         $    -0-

(1) Represents issuance of options to acquire 41,668 shares of common stock at $15.00 per share. Options were valued at $125,000


                               Option/SAR Grants -
                                Individual Grants

--------------------------------------------------------------------------------

  (a)                (b)      (c)              (d)               (e)

               Number of
               Securities     % of Total
               Underlying     Options/SARs
               Options/       Granted to
               SARs           Employees in     Exercise or Base  Expiration
Name           Granted (#)    Fiscal Year      Price ($/Sh)      Date
----           -----------    -----------      ----------------  --------------
Alan Novich    41,668         100%             $15.00            March 21, 1999

                        Aggregated Option/SAR Exercises -

                          and FY-End Option/SAR Values

--------------------------------------------------------------------------------
  (a)               (b)             (c)               (d)        (e)

                                                Number of
                                                Securities       Value of
                                                Underlying       Unexercised
                                                Unexercised      In-the-Money
                                                Options/SARs at  Options/SARs at
                                                FY-End (#)       FY-End (#)
              Shares Acquired                   Exercisable/     Exercisable/
Name          on Exercise (#) Value Realized($) Unexercisable    Unexercisable
----          --------------- ----------------- -------------    -------------
Alan Novich,
 Chairman           -0-             -0-         41,668                  -0-

      In April 1996, the company amended its five year employment agreement with its chairman of the board providing for annual compensation of $225,000 plus benefits, commencing on the effective date of the initial public offering. Additionally, this individual was granted options to purchase 41,668 shares of the Company's common stock. The options have an exercise price of $15.00 and are exercisable at any time through March 1999.

Employment Agreements

      The Company has agreed to pay its President, Reginald Spinello, a salary of $50,000 per year. Mr. Spinello will continue to earn a salary of $150,000 per year from PDK in consideration for his services as Executive Vice President of PDK.

      As of April 24, 1996, the Company amended an employment agreement with its Chairman of the Board, Alan Novich, pursuant to which Mr. Novich receives an annual salary of $225,000 with effect from December 1, 1995, a monthly automobile allowance, and was granted options to purchase 41,668 shares of the Company's common stock at a price of $15.00 per share.

Stock Option Plans

      Incentive Option and Stock Appreciation Rights Plan -- As of March, 1994, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1994 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs"), as well as non-qualified options and stock appreciation rights ("SARs").

      The Incentive Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, non-qualified options or SARs (in tandem with an option or freestanding) or a combination thereof, and the number of shares to be subject to such options and SARs.

      The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee not less than the fair market value of the Common Stock on the date the option is granted. Non-qualified options and freestanding SARs may be granted with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option.

      The total number of shares with respect to which options and SARs may be granted under the Incentive Option Plan is 41,668. ISO's may not be granted to an individual to the extent that in the calendar year in which such ISO's first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option or SAR may be granted under the Incentive Option Plan after March 14, 2004 and no option or SAR may be outstanding for more than ten years after its grant. Additionally, no option or SAR can be granted for more than five (5) years to a shareholder owning 10% or more of the Company's outstanding Common Stock.

      Upon the exercise of an option, the holder must make payment of the full exercise price.

Such payment may be made in cash or in shares of Common Stock, or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. SARs may be settled, in the Board of Directors' discretion, in cash, Common Stock, or in a combination of cash and Common Stock. The exercise of SARs cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SARs. Subject to certain exceptions, options and SARs may be exercised any time up to three months after termination of the holder's employment.

      The Incentive Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Incentive Option Plan may not be amended to increase the number of shares subject to the Incentive Option Plan, change the class of persons eligible to receive options or SARs under the Incentive Option Plan or materially increase the benefits of participants.

      To date no options or SARs have been granted under the Incentive Option Plan. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.


      Non-Qualified Option Plan -- As of March 1994, the Directors and stockholders of the Company adopted the 1994 Non-Qualified Stock Option Plan (the "Non-Qualified Option Plan"). The purpose of the Non-Qualified Option Plan is to enable the Company to encourage key employees, Directors, consultants, distributors, professionals and independent contractors to contribute to the success of the Company by granting such employees, Directors, consultants, distributors, professionals and independent contractors non-qualified options. The Non-Qualified Option Plan will be administered by the Board of Directors or the Committee in the same manner as the Incentive Option Plan.

      The Non-Qualified Option Plan provides for the granting of non-qualified options at such exercise price as may be determined by the Board of Directors, in its discretion. The total number of shares with respect to which options may be granted under the Non-Qualified Option Plan is 333,333.

      Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. Subject to certain exceptions, options may be exercised any time up to three months after termination of the holder's employment.

      The Non-Qualified Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Non-Qualified Option Plan may not be amended to increase the number of shares subject to the Non-Qualified Option Plan, change the class of persons eligible to receive options under the Non-Qualified Option Plan or materially increase the benefits of participants.

Item 11. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information, as of February __, 1997 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                              Amount
                              and Nature        Approximate
Name and Address              Beneficial        Percent of
of Beneficial Owner           Ownership         Class
-------------------           ---------         -----

PDK Labs, Inc.(2)             700,000           51.9%
145 Ricefield Lane
Hauppauge, NY  11788


Alan M. Novich                   0              0
Futurebiotics, Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Reginald Spinello                0              0
Futurebiotics, Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Michael Krasnoff(3)              0              0
Futurebiotics, Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Stanley Krasnoff                 0              0
Futurebiotics, Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Hartley T. Bernstein             0              0
Bernstein & Wasserman, LLP
950 Third Avenue
New York, NY 10022

Directors and Officers           0              0
 as a Group (5 persons)



----------
(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Does not include 8,335,000 shares of Preferred Stock held by PDK Labs Inc. Each share of Preferred Stock has one Vote.

(3) Mr. Krasnoff owns 400,000 shares of common stock of PDK and possesses a voting trust for an additional 550,000 shares of common stock, as to which Mr. Krasnoff disclaims any beneficial ownership. Mr. Krasnoff, therefore, votes 950,000 shares of common stock of PDK or 31.2%.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In April 1994, the Company entered into a Sales and Management Agreement with PDK (the "Original Agreement") pursuant to which PDK agreed to provide certain sales and management services and the Company agreed to pay PDK for certain products and services at PDK's cost plus 15%.

      On December 8, 1994, the Company entered into an amendment of the Original Agreement ("Amended Agreement"). As in the Original Agreement, the Amended Agreement provides that PDK has agreed to (i) provide the Company with certain management services, including bookkeeping, order processing, computer services and shipping and to, (ii) provide all of the products marketed by the Company.

      The Amended Agreement provides that in consideration for the services, the Company shall pay to PDK its costs for the Products, which is defined as actual material costs, plus an amount representing PDK's actual direct labor costs plus factory overhead, as determined in accordance with generally accepted accounting principles.

      In addition, the Amended Agreement provides for the Company to issue to PDK 600,000 shares of the Company's Common Stock at $.0001 par value per share (the "Stock"). The Stock is not transferrable for ten (10) years from the date of issuance, except that PDK shall be permitted to demand the registration under the Securities Act of 1933, as amended, of 60,000 shares of the

Stock per year.

      In January 1995, PDK sold 300,000 common shares of Futurebiotics to a non-affiliated third party for gross proceeds of $2,250,000. After the sale, PDK owns 700,000 shares of Common Stock of Futurebiotics, Inc. representing 51.9% of the outstanding shares of Futurebiotics. PDK owns 8,335,000 shares of Preferred Stock of Futurebiotics representing 100% of the outstanding Preferred Stock. Each share of Preferred stock has one vote.

      On January 3, 1995, the Company entered into a consulting agreement with LIDCO, Ltd. ("LIDCO") to provide consulting services to the Company for a period of seven (7) years. The agreement provides that the Company pay LIDCO the sum of $210,000 and 60,000 shares of the Company's Common Stock in consideration for the services.

      On January 3, 1995, the Company entered into a consulting agreement with K.A.M. Group, Inc. ("K.A.M.") to provide consulting services to the Company for a period of seven (7) years. The agreement provides that the Company issue to K.A.M. 60,000 shares of the Company's Common Stock.

      In September 1996, the Company and its parent entered into a new revolving credit agreement ("New Agreement") with its bank whereby the Company may borrow up to $4,000,000. The New Agreement expires in September 1999. Borrowings under the New Agreement bear interest at the bank's prime rate or 2% above the Eurodollar rate (at the Company's option) and are collateralized by all the Company's assets and require, among other things, the maintenance of minimum tangible net worth and limitations on additional borrowings. The Company and its parent are jointly and severally liable for the unpaid balance of this credit line.


Miscellaneous

      For the year ended November 30, 1996, legal fees of approximately $123,000 were incurred for services from the law firm of Bernstein & Wasserman, LLP. For the year ended November 30, 1995, legal fees of approximately $70,000 were incurred for services from the same firm. Hartley T. Bernstein, a partner in the firm, is a Director of the Company hereunder.

General

      The Company believes that material affiliated transactions between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                                    PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

      The following financial statements are included in Part II, Item 8:

Index to Financial Statements and Schedules                  F-1

Report of Independent Certified Public Accountants           F-2

Balance sheet as of November 30, 1996                        F-3

Statements of operations for the years ended
  November 30, 1996 and 1995                                 F-4

Statements of stockholders' equity for the years
  ended November 30, 1996 and 1995                           F-5

Statements of cash flows for the years ended
  November 30, 1996 and 1995                                 F-6

Notes to financial statements                                F-7 - F-13

(a)(3)  Exhibits.

3.01*       Certificate of Incorporation of the Company.

3.02*       By-Laws of the Company.

3.03*       Amendment to Certificate of Incorporation.

4.01*       Specimen Certificate for shares of Common Stock.

4.02*       Specimen Certificate for Class A Redeemable Common Stock Purchase
            Warrant.

4.03* Form of Warrant Agreement by and among the Company, the Underwriter and Continental Stock Transfer & Trust Company.

4.04*       Form of Underwriter's Unit Purchase Option.

10.01*      Employment Agreement between the Company and Alan Novich.


10.02* Form of Sales and Management Agreement between PDK Labs Inc. and the Company

10.03*      1994 Incentive Stock Option and Stock Appreciation Rights Plan.

10.04*      1994 Non-Qualified Stock Option Plan.

10.05* Sales and Management Agreement by and between PDK Labs Inc. and the Company.

10.06*      Form of Consulting Agreement with Underwriter.

10.07* Revolving Credit Agreement between PDK Labs Inc. and Manufacturers Hanover Trust Company, dated February 25, 1992

10.08* Security Agreement between PDK Labs Inc. and Manufacturers Hanover Trust Company, dated February 25, 1992

10.09* Short Form Term Loan Agreement among PDK Labs Inc. and Chemical Bank, dated November 30, 1992

10.10** Amendment of Sales and Management between PDK Labs Inc. and the Company dated December 8, 1994

10.11** Consulting Agreement by and between the Company and Lidco, Ltd. dated January 3, 1995

10.12** Consulting Agreement by and between the Company and K.A.M. Group dated January 3, 1995

10.13 Amendment No. 1 to Employment Agreement between Alan Novich and the Company dated as of December 1, 1995

10.14 Revolving Credit Agreement between PDK Labs Inc., Futurebiotics, Inc., PDI Labs Inc., and The Chase Manhattan Bank dated September 25, 1996

10.15 First Amendment and Waiver to Revolving Credit Agreement between PDK Labs Inc., Futurebiotics, Inc., PDI Labs Inc., and The Chase Manhattan Bank dated February 26, 1997

----------
* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 33-78022
** Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1994.

(B) Reports on Form 8-K.


      None.
                                       24

                         FINANCIAL STATEMENTS

Index to Financial Statements and Schedules                           F-1

Report of Independent Certified Public Accountants                    F-2

Balance sheet as of November 30, 1996                                 F-3

Statements of operations for the years ended                          F-4
  November 30, 1996 and 1995

Statements of stockholders' equity for the years                      F-5
  ended November 30, 1996 and 1995

Statements of cash flows for the years ended                          F-6
  November 30, 1996 and 1995

Notes to financial statements                                         F-7 - F-13

                          Independent Auditors' Report

Board of Directors and Stockholders
Futurebiotics, Inc.
Hauppauge, New York

We have audited the balance sheet of Futurebiotics, Inc. as of November 30, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futurebiotics, Inc. as of November 30, 1996 and the results of its operations and its cash flows for each of the two years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 7, 1997

                               FUTUREBIOTICS, INC.

                                  BALANCE SHEET

                                NOVEMBER 30, 1996

       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $      484,285
   Investment in marketable securities, at fair value                                1,598,596
   Accounts receivable (no allowance for doubtful accounts) (Note 8)                 1,449,650
   Inventories                                                                       3,261,595
   Due from parent                                                                     470,356
   Prepaid income taxes                                                                416,685
   Prepaid expenses and other current assets                                           452,608
   Deferred income tax asset (Note 10)                                                  76,152
                                                                                --------------
       Total current assets                                                          8,209,927

INVESTMENT IN MARKETABLE SECURITIES                                                    529,512

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)                                            313,665

INTANGIBLE ASSETS, net (Note 4)                                                      2,073,805

OTHER ASSETS                                                                           637,072
                                                                                --------------

                                                                                $   11,763,981
                                                                                ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $       85,078
                                                                                --------------
       Total current liabilities                                                        85,078
                                                                                --------------

REVOLVING CREDIT LINE (Note 5)                                                       3,000,000
                                                                                --------------

DEFERRED INCOME TAX LIABILITY (Note 10)                                                134,000
                                                                                --------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)


STOCKHOLDERS' EQUITY: (Notes 6 and 13)
   Common stock, $.0001 par value; authorized 40,000,000
     shares; 1,350,000 issued and outstanding                                              135
   Preferred stock, $.0001 par value; authorized, issued and
     outstanding 8,335,000 shares                                                          834
   Additional paid-in capital                                                        9,395,265
   Unearned compensation                                                            (1,823,340)
   Retained earnings                                                                   972,009
                                                                                --------------
                                                                                     8,544,903
                                                                                --------------
                                                                                $   11,763,981
                                                                                ==============

                        See notes to financial statements

                               FUTUREBIOTICS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                         Years Ended
                                                                                         November 30,
                                                                            ------------------------------------
                                                                                 1996                  1995
                                                                            --------------        --------------
NET SALES (Note 8)                                                          $   12,712,803        $   10,646,911
                                                                            --------------        --------------
COSTS AND EXPENSES: (Notes 2, 3, 4 and 7)
   Cost of sales                                                                 5,519,066             4,577,512
   Selling, general and administrative                                           7,565,595             5,553,144
                                                                            --------------        --------------

                                                                                13,084,661            10,130,656
                                                                            --------------        --------------

OPERATING (LOSS) INCOME                                                           (371,858)              516,255
                                                                            --------------        --------------
OTHER EXPENSES (INCOME):
   Interest income                                                                (116,557)             (228,575)
   Interest expense                                                                142,705                35,108
                                                                            --------------        --------------

                                                                                    26,148              (193,467)
                                                                            --------------        --------------

(LOSS) EARNINGS BEFORE (BENEFIT) PROVISION
   FOR INCOME TAXES                                                               (398,006)              709,722

(BENEFIT) PROVISION FOR INCOME TAXES (Note 10)                                    (108,000)              268,000
                                                                            --------------        --------------

NET (LOSS) EARNINGS                                                         $     (290,006)       $      441,722
                                                                            ==============        ==============

(LOSS) EARNINGS PER SHARE (Notes 6 and 13)                                           $(.21)                 $.03
                                                                                     =====                  ====

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Notes 6 and 13)                                           1,350,000             1,327,643
                                                                                 =========             =========

                        See notes to financial statements

                               FUTUREBIOTICS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                              (See Notes 6 and 13)

                                                     Common Stock          Preferred Stock
                                                ---------------------    -------------------      Additional
                                                                Par                    Par         Paid-in           Unearned
                                                  Shares       Value       Shares     Value        Capital         Compensation
                                                -----------    ------    -----------  ------     ------------      -------------


Balance at November 30, 1994                        630,000    $   63      8,335,000  $  834     $  7,187,767      $    (118,750)

Issuance of stock for services (Note 7)             720,000        72             -       -         2,207,498         (2,271,048)

Amortization of unearned compensation                    -         -              -       -                -             278,206

Net earnings for the year ended
   November 30, 1995                                     -         -              -       -                -                  -
                                                -----------    ------    -----------  ------     ------------      -------------

Balance at November 30, 1995                      1,350,000       135      8,335,000     834        9,395,265         (2,111,592)

Amortization of unearned compensation                    -         -              -       -                -             288,252

Net loss for the year ended
   November 30, 1996                                     -         -              -       -                -                  -
                                                -----------    ------    -----------  ------     ------------      -------------

Balance at November 30, 1996                      1,350,000    $  135      8,335,000  $  834     $  9,395,265      $  (1,823,340)
                                                ===========    ======    ===========  ======     ============      =============



                                                   Retained
                                                   Earnings             Total
                                                 -------------       ------------


Balance at November 30, 1994                     $     820,293       $  7,890,207

Issuance of stock for services (Note 7)                     -             (63,478)

Amortization of unearned compensation                       -             278,206


Net earnings for the year ended
   November 30, 1995                                   441,722            441,722
                                                 -------------       ------------

Balance at November 30, 1995                         1,262,015          8,546,657

Amortization of unearned compensation                       -             288,252

Net loss for the year ended
   November 30, 1996                                  (290,006)          (290,006)
                                                 -------------       ------------

Balance at November 30, 1996                     $     972,009       $  8,544,903
                                                 =============       ============

                        See notes to financial statements

                               FUTUREBIOTICS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                         Years Ended
                                                                                         November 30,
                                                                            ------------------------------------
                                                                                  1996                  1995
                                                                            --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                      $     (290,006)       $      441,722
                                                                           --------------        --------------
   Adjustment to reconcile net (loss) earnings to
     net cash provided by operating activities:
       Depreciation and amortization                                             1,828,088               802,445
       Deferred tax provision (benefit)                                            161,000               (35,000)
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                                     (16,302)             (376,029)
           Inventories                                                          (1,353,665)             (372,112)
           Due from parent                                                         290,539            (2,322,190)
           Prepaid income taxes                                                   (673,642)             (115,556)
           Prepaid expenses and other current assets                               135,975              (493,466)
           Other assets                                                             28,533              (315,863)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                                    (3,754)               47,609
                                                                            --------------        --------------
       Total adjustments                                                           396,772            (3,180,162)
                                                                            --------------        --------------
       Net cash provided by (used in) operating activities                         106,766            (2,738,440)
                                                                            --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                             (196,839)              (44,723)
   Acquisition of intangible assets                                             (1,919,763)             (988,177)
   Decrease (increase) in marketable securities                                    364,715            (2,492,823)
                                                                            --------------        --------------
       Net cash used in investing activities                                    (1,751,887)           (3,525,723)
                                                                            --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                  1,750,000             1,250,000
   Increase in unearned compensation                                                    -                (63,478)
                                                                            --------------        --------------
       Net cash provided by financing activities                                 1,750,000             1,186,522
                                                                            --------------        --------------

Net increase (decrease) in cash and cash equivalents                               104,879            (5,077,641)


Cash and cash equivalents, beginning of year                                       379,406             5,457,047
                                                                            --------------        --------------

Cash and cash equivalents, end of year                                      $      484,285        $      379,406
                                                                            ==============        ==============

                        See notes to financial statements

                               FUTUREBIOTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED NOVEMBER 30, 1996 AND 1995

1.     Summary of Significant Accounting Policies:

       a. Description of business

          Futurebiotics, Inc. (the "Company") is engaged in the distribution, marketing and sales of vitamins, minerals, herbal formulations and specialty nutritional supplements. The Company's parent, PDK Labs Inc. ("PDK"), owns 52% of the Company's stock.

       b. Investment in marketable securities

          Investments in debt and equity securities are designated as trading, held-to-maturity, or available for sale. Management considers the Company's marketable securities, consisting principally of government and government-backed debt securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

          At November 30, 1996, debt securities classified as non-current have contractual maturities within 1-5 years.

       c. Inventories

          Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market.

       d. Depreciation and amortization

          Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter.

          Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

          Intangible assets are amortized using the straight-line method over the following periods:

                 Deferred loan costs                      Term of related debt
                 Customer lists                           5 years
                 Covenants not to compete                 9 years
                 Goodwill                                 10 years
                 Distribution rights                      1-2 years

       e. Income taxes

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       f. Statement of cash flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


       g. Concentration of credit risk

          Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, consist primarily of trade accounts receivable. Wholesale distributors of nutritional supplements account for a substantial portion of trade receivables. The risk associated with this concentration is limited due to the large number of distributors and their geographic dispersion.

       h. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       i. Advertising

          The Company charges to expense, advertising costs as incurred. Advertising costs amounted to $1,449,000 and $1,103,000 for the years ended November 30, 1996 and 1995, respectively.

2.     Sales and Management Agreement:


       In December 1994, the Company amended its "Sales and Management Agreement" (the "Amended Agreement") with PDK. The Amended Agreement is for a fixed ten (10) year term under which PDK, in exchange for 600,000 shares of unregistered common stock, provides the Company with its entire line of products at PDK's cost. The agreement provides PDK with registration rights for up to 60,000 shares of the stock per year in order to effect transfers of such shares. During 1996 and 1995, the Company purchased approximately $6,870,000 and $4,950,000, respectively of products from PDK.

       The Amended Agreement further provides that in the event that PDK is unable to supply products having a cost of at least $2,000,000 during any fiscal year (such shortage being defined as the "PDK Deficiency") then PDK shall forfeit to the Company either (i) fifteen percent (15%) of the PDK Deficiency in cash, or (ii) a portion of the 60,000 shares of stock, determined by multiplying the 60,000 shares of stock by a percentage which is arrived at by dividing the PDK Deficiency by $2,000,000.

3.     Property, Plant and Equipment:

       Property, plant and equipment, at cost, consist of the following at November 30, 1996:

       Equipment                                                   $ 33,788
       Office equipment and fixtures                                361,335
       Leasehold improvements                                        35,625
                                                                -----------
                                                                    430,748

       Less accumulated depreciation and amortization               117,083
                                                                -----------

                                                                $   313,665
                                                                ===========
                                       F-8

       Depreciation and amortization of property, plant and equipment for the years ended 1996 and 1995 approximated $55,000 and $34,000, respectively.

4.     Intangible Assets:

       Intangible assets consist of the following at November 30, 1996:

       Distribution rights                          $   2,562,253
       Customer lists                                     384,212
       Covenants not to compete                           845,000
       Goodwill                                           300,000
       Other                                               68,039
                                                    --------------
                                                        4,159,504
       Less accumulated amortization                    2,085,699
                                                    --------------
                                                    $   2,073,805
                                                    ==============

       The Company has implemented a marketing program with select retail stores and distributors in order to obtain premium shelf space. Contracts with retailers are for a fixed period of not less than one year. Costs associated with these distribution rights are being charged to operations ratably over the lives of the agreements.

       Amortization expense for the years ended 1996 and 1995 approximated $1,485,000 and $491,000, respectively.

5.     Revolving Credit Agreement:

       The Company and its parent, as co-borrowers, have secured a revolving credit agreement with a bank. The agreement provides for aggregate borrowings of up to $15,000,000, with a sublimit of $4,000,000 for the Company and $11,000,000 for the parent. Interest is charged monthly on the outstanding balance at prime. Unpaid interest and principal is due on September 29, 1999. This loan agreement is secured by all the assets of the Company and its parent. The Company and its parent are jointly and severally liable for the unpaid balance of this credit line.

       The revolving line of credit agreement, as amended, contains various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

       The prime rate at November 30, 1996 was 8 1/4%.

6.     Stockholders' Equity:

       a. Capitalization


          The Company's authorized capital consists of 40,000,000 shares of common stock and 8,335,000 shares of preferred stock. All stock has a $.0001 par value. Each share of common and preferred has one vote per share in all matters. The preferred shares have priority over the Company's common stock in respect to dividend rights and liquidation preferences.

       b. Warrants

          In August 1994, the Company completed a public offering of 115,000 units, each unit consisting of two shares of common stock and two Class A Warrants. Each Class A Warrant entitles the holder to purchase one share of common stock at $36.00 per share. The warrants are exercisable at any time during the four year period commencing one year from the date of the offering. The Class A Warrants are redeemable by the Company, for $.50 per warrant, if the average price of the common stock equals or exceeds $60.00 per share for any twenty trading days within a period of thirty consecutive trading days ending five days prior to the date of the notice of redemption.

          Effective with the closing of the offering, the Company entered into a five-year consulting agreement with the underwriter. The consulting fee of $100,000 is being charged to operations ratably over the term of the agreement.

       c. (Loss) earnings per share

          (Loss) earnings per share were computed by dividing net (loss) earnings by the weighted average number of common shares and equivalents outstanding. Outstanding stock options have not been included as their effect on
(loss) earnings per share would have been anti-dilutive in 1996 and was not material in 1995.

       d. Reserved shares

          At November 30, 1996, the Company has approximately 651,700 shares of common stock reserved for future issuance.

       e. Stock option plan

          The Company has adopted a Non-qualified Option Plan (the "Plan") covering 333,333 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance. Options may be exercised at any time up to three months after termination.

          The Company has also adopted an Incentive Option and Stock Appreciation Rights Plan (the "1994 Plan") covering 41,668 shares of the Company's common stock. Incentive stock options under the 1994 Plan are granted at an exercise price (not less than the fair market value) at the date of grant. Non-qualified options and freestanding stock appreciation rights may also be granted with any exercise price.


          To date, no options or stock appreciation rights have been granted under either plan.

7.     Commitments and Contingencies:

       a. Employment agreement

          The Company has an employment agreement with its Chairman of the Board which provides for annual compensation, as amended, of $225,000 plus benefits. Additionally, this individual was granted options to purchase 41,668 shares of the Company's common stock. The options have an exercise price of $15.00 per share and are exercisable at any time through March 1999. This grant was valued at $125,000 and is being charged to operations ratably over the term of the employment agreement. The agreement expires in 1999.

       a. Employment agreement  (Cont'd)

          In December 1995, the Company entered into two-year employment agreements with two employees which provide for aggregate annual salaries of $140,000. The Company can terminate the agreements on 30 days notice, for which it would be liable for severance pay equal to six months' salary. In addition, the employees were granted options to acquire 5,000 common shares at a price of $10.00 per share.

       b. Consulting agreements

          In January 1995 the Company entered into two separate seven year consulting agreements. As consideration for these services, the Company issued 60,000 shares of common stock to each of the companies and a consulting fee of $210,000 to one company. Consideration paid, including the value of the common stock granted, is being charged to operations ratably over the lives of the consulting agreements.

       c. Lease commitment

          The Company leases warehouse and office space from PDK under an agreement which provides for monthly lease payments approximating $4,200.

       d. Guarantee of debt

          The Company is a guarantor of a term loan of its parent in the amount of $348,000.

       e. Litigation

          On July 29, 1996, PDK served a complaint against a former executive citing that he, among other things, breached his agreement with PDK by competing with PDK and soliciting PDK's customers in violation of his separation agreement.

          The former executive has denied PDK's allegations and, through a counterclaim, asserts that PDK, an officer and an outside director have breached their fiduciary duty to PDK and its stockholders. PDK, the officer, and the director deny that they engaged in any improper conduct which would support the former executive's counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the former executive.

          Futurebiotics has not been named as a party in the former executive's counterclaim.

8.     International Sales and Major Customer Information:

       Sales to foreign customers accounted for approximately 7% of net sales for each of the years ended 1996 and 1995, respectively.

       Sales to one customer approximated 13% of total sales for the year ended November 30, 1996. Sales to another customer approximated 10% of total sales for the year ended November 30, 1995.

9.     Retirement Plan:

       Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. Contributions on the part of the Company approximated $22,000 and $14,000 for the years ended November 30, 1996 and 1995, respectively.

10.    Income Taxes:

       The (benefit) provision for income taxes consists of the following:

                                                        Years Ended
                                                        November 30,
                                            ----------------------------------
                                                 1996                  1995
                                            ------------           -----------
       Current:

          Federal                           $   (273,000)          $   290,000
          State                                    4,000                13,000
                                            ------------           -----------

                                                (269,000)              303,000
                                            ------------           -----------

       Deferred:

          Federal                                184,000               (32,000)
          State                                  (23,000)               (3,000)
                                            ------------           -----------

                                                 161,000               (35,000)
                                            ------------           -----------

                                            $   (108,000)          $   268,000
                                            ============           ===========

       Net deferred income tax asset (liability) are comprised of the following at November 30, 1996:

                                                  Net                   Net
                                               Deferred              Deferred
                                              Income Tax            Income Tax
                                                 Asset              (Liability)
                                            ------------          ------------
       Inventories                          $     41,825          $         -
       Property, plant and equipment                  -                (24,667)
       Tax carryforwards                          54,000                    -
       Unearned compensation                          -               (275,340)
       Other                                     (19,673)                8,890
       Intangibles                                    -                157,117
                                            ------------          ------------

                                            $     76,152          $   (134,000)
                                            ============          ============

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:


                                                                % of
                                                          Pre-Tax Earnings
                                                    ---------------------------
                                                            Years Ended
                                                            November 30,
                                                    ---------------------------
                                                     1996                  1995
                                                    -----                 ------
       U.S. Federal statutory income tax rate        34.0%                 34.0%
       State income tax, net of federal tax benefit   3.2                   4.0
       Permanent differences                         (9.4)                 (1.4)
       Other                                          (.7)                  1.2
                                                    -----                 ------
                                                     27.1%                 37.8%
                                                    =====                 =====

11.    Supplemental Information - Statement of Cash Flows:

       Cash paid during the years for:

                                                          Years Ended
                                                         November 30,
                                               --------------------------------
                                                  1996                  1995
                                               ----------           -----------
       Interest                                $  142,000           $    35,000
                                               ==========           ===========

       Income taxes                            $  514,000           $   270,000
                                               ==========           ===========

       In 1995, the Company issued stock to various parties in consideration of services to be provided (see Note 7).

12.    Fair Value of Financial Instruments:

       In 1996, the Company adopted Financial Accounting Standards Board Statement No. 107, which requires disclosures about the fair value of the Company's financial instruments. The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash and temporary cash investments, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       The carrying amount and fair value of the Company's financial instruments at November 30, 1996 are as follows:

                                                                                Carrying                Fair
                                                                                 Amount                 Value
                                                                             -------------         --------------
       Cash and cash equivalents                                             $     484,300         $     484,300
       Investments in marketable securities, at fair value                       2,128,100             2,128,100
       Accounts receivable                                                       1,449,700             1,449,700
       Accounts payable and accrued expenses                                        85,100                85,100
       Revolving credit line                                                     3,000,000             3,000,000

13.    Subsequent Events:

       On December 30, 1996, the Company's Board of Directors authorized a one for ten reverse stock split of common stock outstanding. All per share and weighted average share amounts have been restated to reflect this stock split.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        February 26, 1997

                              FUTUREBIOTICS, INC.


                              By:/s/ Reginald Spinello
                                 ------------------------
                                   President


                              By:/s/ Michael Krasnoff
                                 -------------------------
                                 Chief Financial Officer and Principal
                                 Accounting Officer

      Pursuant to the requirements of the Securities Act of 1933, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.

Signature                              Title                    Date

/s/ Alan Novich                     Chairman of             February 26, 1997
-------------------------           the Board
Alan Novich


/s/ Reginald Spinello               President,              February 26, 1997
-------------------------           Director
Reginald Spinello


/s/ Michael Krasnoff                Chief Financial         February 26, 1997
-------------------------           Officer, Secretary,
Michael Krasnoff                    Treasurer, Director


/s/ Stanley Krasnoff                Director                February 26, 1997
-------------------------
Stanley Krasnoff


/s/ Hartley T. Bernstein            Director                February 26, 1997
-------------------------
Hartley T. Bernstein
                                       25