Form 10-Q
period 1997-02-28
FUTUREBIOTICS INC
filed 1997-04-09
CIK 922200

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                      COMMISSION FILE NUMBER: 33-78022

                            FUTUREBIOTICS, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                11-3205937
   (STATE OR OTHER JURISDICTION OF               STATE OR I.R.S. EMPLOYER
    INCORPORATION OF ORGANIZATION)                IDENTIFICATION NUMBER)

                               145 RICEFIELD LANE
                               HAUPPAUGE, NEW YORK
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                      11788
                                   (ZIP CODE)

                                 (516) 273-2630
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                    YES X    NO ___

                CLASS                       OUTSTANDING AT APRIL 2, 1997
            COMMON STOCK                             1,350,000

                            FUTUREBIOTICS, INC.
                                 FORM 10-Q
                              QUARTERLY REPORT
                FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997

                             TABLE OF CONTENTS

                                                            PAGE TO PAGE

FINANCIAL STATEMENTS:

Condensed balance sheets..........................................1

Condensed statements of operations................................2

Condensed statements of cash flows................................3

Notes to condensed financial statements.........................4-6

Management's discussion and analysis of financial condition
and results of operations.........................................7

Legal proceedings.................................................8

Signatures........................................................9

                            FUTUREBIOTICS, INC.
                          CONDENSED BALANCE SHEETS


                                                                            FEBRUARY 28, 1997          NOVEMBER 30, 1996
                                                                            -----------------          -----------------
                                                                               (UNAUDITED)
         ASSETS

 CURRENT ASSETS:

  CASH AND CASH EQUIVALENTS                                                  $ 1,580,443                $   484,285
  INVESTMENT IN MARKETABLE SECURITIES,
    AT FAIR VALUE                                                                252,519                  1,598,596
  ACCOUNTS RECEIVABLE (NO ALLOWANCE FOR
     DOUBTFUL ACCOUNTS)                                                        1,334,314                  1,449,650
  INVENTORIES (NOTE 4)                                                         4,128,212                  3,261,595
  DUE FROM PARENT                                                                  -                        470,356
  PREPAID INCOME TAXES                                                           364,065                    416,685
  PREPAID EXPENSES AND OTHER CURRENT
     ASSETS                                                                      655,605                    452,608
  DEFERRED INCOME TAX ASSET (NOTE 8)                                             106,682                     76,152
                                                                             -----------                -----------
 TOTAL CURRENT ASSETS                                                          8,421,840                  8,209,927
                                                                             -----------                -----------

INVESTMENTS IN MARKETABLE SECURITIES                                             485,806                    529,512

PROPERTY, PLANT AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION AND AMORTIZATION
  OF $134,578 AND $117,083                                                       296,170                    313,665

INTANGIBLE ASSETS, NET (NOTE 5)                                                1,723,307                  2,073,805
OTHER ASSETS                                                                     766,958                    637,072
                                                                             -----------                -----------
                                                                             $11,694,081                $11,763,981
                                                                             ===========                ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                     $     40,552               $     85,078
  DUE TO PARENT                                                                   23,817                    -
                                                                             -----------                -----------

  TOTAL CURRENT LIABILITIES                                                       64,369                     85,078
                                                                             -----------                -----------

LONG-TERM DEBT (NOTE 6)                                                        3,000,000                  3,000,000
DEFERRED INCOME TAX LIABILITY (NOTE 8)                                           121,530                    134,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  COMMON STOCK, $.0001 PAR VALUE;
     AUTHORIZED 40,000,000 SHARES;
     1,350,000 ISSUED AND OUTSTANDING                                                135                        135
  PREFERRED STOCK, $.0001 PAR VALUE;
     AUTHORIZED 8,335,000 SHARES; 8,335,000
     ISSUED AND OUTSTANDING                                                          834                        834
  ADDITIONAL PAID-IN CAPITAL                                                   9,395,265                  9,395,265
  UNEARNED COMPENSATION                                                       (1,751,277)                (1,823,340)
  RETAINED EARNINGS                                                              863,225                    972,009
                                                                             -----------                -----------
                                                                               8,508,182                  8,544,903
                                                                             -----------                -----------

                                                                             $11,694,081                $11,763,981
                                                                             ===========                ===========

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                        THREE MONTHS ENDED
                                 FEBRUARY 28,         FEBRUARY 29,
                                    1997                  1996

NET SALES                        $2,777,760           $2,789,253
                                 ----------           ----------

COSTS AND EXPENSES:

   COST OF SALES                  1,208,651            1,264,156
   SELLING, GENERAL AND
      ADMINISTRATIVE              1,771,844            1,315,497
                                  ----------        ------------
                                  2,980,495            2,579,653
                                  ----------        ------------

 OPERATING (LOSS)  INCOME          (202,735)             209,600
                                  ----------        ------------

OTHER:

   INTEREST INCOME                  (55,057)             (34,079)
   INTEREST EXPENSE                  61,106               20,788
                                  ----------        ------------
                                      6,049              (13,291)
                                  ----------        ------------

(LOSS) EARNINGS BEFORE
   PROVISION  FOR INCOME TAXES     (208,784)             222,891

(BENEFIT) PROVISION FOR
  INCOME TAXES                     (100,000)             102,000
                                  ----------        ------------

NET (LOSS) EARNINGS               $(108,784)        $    120,891
                                  ----------        ------------

(LOSS) EARNINGS PER SHARE     $        (.08)    $            .09
                                  ----------        ------------

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                   1,350,000            1,350,000
                                  ----------        ------------

                            FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                           FEBRUARY 28,       FEBRUARY 29,
                                                              1997                1996
                                                             ------              ------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET (LOSS) EARNINGS                                      $ (108,784)        $  120,891
                                                           -----------        ----------
  ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO NET
     CASH USED IN OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                            442,093            306,111
     DEFERRED INCOME TAX (BENEFIT) PROVISION                  (43,000)           322,000
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
        (INCREASE) DECREASE IN ASSETS:
           ACCOUNTS RECEIVABLE                                115,336           (593,138)
           INVENTORIES                                       (866,617)           (54,298)
           DUE TO PARENT                                      470,356            (33,347)
           PREPAID INCOME TAXES                                52,620                  -
           PREPAID EXPENSES AND OTHER CURRENT ASSETS         (202,997)          (555,430)
           OTHER ASSETS                                      (129,886)            49,064
           INCREASE (DECREASE) IN LIABILITIES:
             ACCOUNTS PAYABLE AND ACCRUED EXPENSES            (44,526)            59,685
             INCOME TAXES PAYABLE                                   -           (256,957)
             DUE TO PARENT                                     23,817                  -
                                                           -----------        ----------
           TOTAL ADJUSTMENTS                                 (182,804)          (756,310)
                                                           -----------        ----------
           NET CASH USED IN OPERATING ACTIVITIES             (291,588)          (635,419)
                                                           -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   DECREASE IN INVESTMENTS                                  1,389,783          1,454,014
   PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                  -                 (111,873)
   ACQUISITION OF INTANGIBLE ASSETS                            (2,037)          (238,487)
                                                           -----------        ----------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                1,387,746          1,103,654
                                                           -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  NET PROCEEDS OF NOTE PAYABLE, BANK                           -                 500,000
                                                           -----------        ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                    -                 500,000
                                                           -----------        ----------


  NET INCREASE IN CASH AND CASH EQUIVALENTS                 1,096,158            968,235
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            484,285            379,406
                                                           -----------        ----------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD               $1,580,443         $1,347,641
                                                           ===========        ==========


                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1997

1.       BASIS OF PRESENTATION:

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of February 28, 1997 and the results of operations and statements of cash flows for the three months ended February 28, 1997 and February 29,1996. The balance sheet as of November 30, 1996 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-KSB for the fiscal year ended November 30, 1996. The results of operations and cash flows for the three months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

2.       CONCENTRATION OF CREDIT RISK:

         Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, include trade accounts receivable. Wholesale distributors of nutritional supplements account for a substantial portion of trade receivables. The risk associated with this concentration is limited due to the large number of distributors and their geographic dispersion. Financial instruments also include corporate bonds rated at least "A-1" or the equivalent thereof by Standard & Poors Corporation.

3.       INVESTMENT IN MARKETABLE SECURITIES:

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." FASB No. 115 requires that investments in debt and equity securities be designated as trading, held-to-maturity, or available for sale. Management considers the Company's marketable securities, consisting principally of corporate bonds rated at least "A-1" or the equivalent thereof by Standard & Poors Corporation, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value.

4.       INVENTORIES:

         Inventories, consisting principally of finished goods, at February 28, 1997 have been estimated using the gross profit method.

                               FUTUREBIOTICS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1997
                                   (CONTINUED)

5.       INTANGIBLE ASSETS:

         Intangible assets consist of the following:

                                     THREE MONTHS ENDED             YEAR ENDED
                                         FEBRUARY 28,               NOVEMBER 30,
                                            1997                        1996
                                            ----                        ----
                                         (UNAUDITED)

         Distribution rights             $2,562,253                $2,562,253
         Customer lists                     384,212                   384,212
         Covenants not to compete           845,000                   845,000
         Goodwill                           300,000                   300,000
         Other                               70,076                    68,039
                                         ----------               -----------
                                          4,161,541                 4,159,504
         Less accumulated amortization    2,438,234                 2,085,699
                                         ----------               -----------

                                         $1,723,307                $2,073,805
                                         ==========                ==========

         The Company has a marketing program with select retail stores and distributors in order to obtain premium shelf space. Costs associated with these distribution rights are being charged to operations ratably over the lives of the agreements. The Company ceased signing on any new customers under this program as of May 31, 1996.

 6.           REVOLVING CREDIT AGREEMENT:

              The Company and its parent, as co-borrowers, maintain a revolving credit agreement with a bank. The agreement provides for aggregate borrowings of up to $15,000,000, with a sublimit of $4,000,000 for the Company and $11,000,000 for the parent. Interest is charged monthly on the outstanding balance at prime. Unpaid interest and principal is due on September 29, 1999. This loan agreement is secured by all the assets of the Company and its parent. The Company and its parent are jointly and severally liable for the unpaid balance of this credit line.

             The revolving line of credit agreement, as amended, contains various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

              The prime rate at February 28, 1997 was 8 1/4%.

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 28, 1997
                                   (CONTINUED)

7.       STOCKHOLDERS' EQUITY:

         a.   (Loss) Earnings per share

              (Loss) earnings per share were computed by dividing net
(loss) earnings by the weighted average number of common shares outstanding. Outstanding stock options have not been included as their effect on (loss) earnings per share would have been anti-dilutive.

         b.   Reverse stock split

              On December 30, 1996, the Company's Board of Directors authorized a one for ten reverse stock split of common stock outstanding. Per share and weighted average share amounts for the three months ended February 29, 1996 have been restated to reflect this stock split.

8.       INCOME TAXES:

         The tax effects of temporary differences that give rise to the net deferred income tax asset (liability) are comprised of the following:


                                                                FEBRUARY 28, 1997                       NOVEMBER 30, 1996
                                                                -----------------                       -----------------
                                                                  (UNAUDITED)

                                                              NET              NET                   NET                NET
                                                            DEFERRED        DEFERRED               DEFERRED          DEFERRED
                                                           INCOME TAX      INCOME TAX             INCOME TAX        INCOME TAX
                                                             ASSET        (LIABILITY)                ASSET          (LIABILITY)
         Inventories                                      $ 47,547       $         -               $41,825     $          -
         Property, plant and
           equipment                                             -           (27,586)                    -          (24,667)
         Tax carryforwards                                  54,000                 -                54,000                -
         Unearned compensation                                   -          (264,410)                    -         (275,340)
         Other                                               5,135                 -               (19,673)           8,890
         Intangibles                                             -           170,466                     -          157,117
                                                          --------         ----------             --------        ----------
                                                          $106,682         $(121,530)              $76,152        $(134,000)
                                                          ========         ==========             ========        ==========


                               FUTUREBIOTICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales for the three month periods ended February 28, 1997 and 1996 approximated $2,778,000 and $2,789,000, respectively.

         Gross profit approximated $1,569,000 (56% of net sales) and $1,525,000 (55% of net sales) for the three months ended February 28, 1997 and February 29, 1996, respectively. The Company has maintained its sales and gross profit levels for the three month period ended February 1997 as compared to the corresponding period in 1996 when the Company was operating with an aggressive marketing program to gain shelf space.

         Selling, general and administrative expenses approximated $1,772,000 and $1,315,000 for the three months ended February 28, 1997 and February 29, 1996, (64% and 47%, respectively, as a percentage of sales). The increase is principally attributable to an increase in the amortization of promotional costs incurred in connection with an aggressive sales program designed to obtain shelf space at selected retailers. The increase in amortization is principally attributable to additional contracts with customers being signed in the first six months of fiscal year end 1996 and the cost of this promotion being charged to operations on a straight line basis which is not necessarily proportional to sales generated under the program. The Company ceased signing on any new customers under this program as of May 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital of approximately $8,357,000 at February 28, 1997.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $292,000, which reflects increases in operating assets, such as inventories ($867,000), prepaid expenses and other current assets ($203,000) and other assets of ($130,000) offset by a decrease in due to parent ($470,000) and an adjustment for depreciation and amortization expense of ($442,000). In addition, the statement reflects cash provided by investing activities of approximately ($1,388,000), principally attributable to the sale and maturity of securities ($1,390,000), net of acquisition of intangibles of approximately ($2,000).

         The Company and its parent maintain a Revolving Credit Agreement with a bank whereby the Company may borrow up to $4,000,000. The agreement expires in September 1999. Borrowings under this agreement bear interest at the prime rate or 2% above the Eurodollar rate (at the Company's option) and are collateralized by all of the Company's assets. The revolving line of credit agreement, as amended, contains various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends and restrictions on borrowings. The Company and its parent are jointly and severally liable for the unpaid balance of this credit line.


         The Company expects to meet its cash requirements from operations, current cash reserves, and its existing financial arrangements.

PART II - OTHER INFORMATION

         ITEM 1. - LEGAL PROCEEDINGS

         Reference is made to Item 3 in the Company's Form 10-KSB for the year ended November 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FUTUREBIOTICS INC.

DATED:   APRIL 8, 1997                      BY: /KARINE HOLLANDER/
                                                KARINE HOLLANDER
                                                CHIEF FINANCIAL OFFICER