Form 10-Q
period 1997-05-31
FUTUREBIOTICS INC
filed 1997-07-15
CIK 922200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 1997

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
                                                     Yes  X   No ___

                  Class          Outstanding at June 30, 1997
               ------------      ----------------------------
               Common Stock               1,350,000

                               FUTUREBIOTICS, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                      For the Six Months Ended May 31, 1997

                                TABLE OF CONTENTS

                                                       Page to Page
                                                       ------------
                  Financial Statements:
                  Condensed balance sheets ................  1
                  Condensed statements of operations ......  2
                  Condensed statements of cash flows ......  3
                  Notes to condensed financial statements..  4-6

                  Management's discussion and analysis
                  of financial condition and results
                  of operations ...........................  7

                  Legal proceedings .......................  8

                  Signatures ..............................  9

                               FUTUREBIOTICS, INC.
                            CONDENSED BALANCE SHEETS

                                                 May 31, 1997  November 30, 1996
                                                 ------------  -----------------
                  ASSETS                          (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                      $    737,795    $    484,285
  Investment in marketable securities,
    at fair value                                     551,444       1,598,596
  Accounts receivable (no allowance for
     doubtful accounts)                               995,948       1,449,650
  Inventories Note 4                                5,069,015       3,261,595
  Due from parent                                     778,536         470,356
  Prepaid income taxes                                 70,467         416,685
  Prepaid expenses and other current assets           565,427         452,608
  Deferred income tax asset Note 8                    107,000          76,152
                                                 ------------    ------------
 Total current assets                               8,875,632       8,209,927
                                                 ------------    ------------

INVESTMENT IN MARKETABLE SECURITIES                   484,686         529,512

PROPERTY, PLANT AND EQUIPMENT, net
  of accumulated depreciation and amortization
  of $152,439 and $117,083                            285,604         313,665

INTANGIBLE ASSETS, net Note 5                       1,372,273       2,073,805
OTHER ASSETS                                          668,140         637,072
                                                 ------------    ------------
                                                 $ 11,686,335    $ 11,763,981
                                                 ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $    114,161    $     85,078
                                                 ------------    ------------
  Total current liabilities                           114,161          85,078
                                                 ------------    ------------

LONG-TERM DEBT Note 6                               3,000,000       3,000,000
DEFERRED INCOME TAX LIABILITY Note 8                   92,000         134,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;
     1,350,000 issued and outstanding                     135             135
  Preferred stock, $.0001 par value;
    authorized 8,335,000 shares; 8,335,000
     issued and outstanding                               834             834
  Additional paid-in capital                        9,395,265       9,395,265
  Unearned compensation                            (1,679,214)     (1,823,340)
  Retained earnings                                   763,154         972,009
                                                 ------------    ------------
                                                    8,480,174       8,544,903
                                                 ------------    ------------
                                                 $ 11,686,335    $ 11,763,981
                                                 ============    ============

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Six Months Ended             Three Months Ended
                                         --------------------------    --------------------------
                                           May 31,        May 31,        May 31,        May 31,
                                            1997           1996           1997           1996
                                         -----------    -----------    -----------    -----------
NET SALES                                $ 6,028,061    $ 6,347,847    $ 3,250,301    $ 3,558,594

COSTS AND EXPENSES:
   Cost of sales                           2,609,990      2,791,008      1,401,339      1,526,852
   Selling, general and administrative     3,718,652      3,322,568      1,946,808      2,142,126
   Relocation expense                            -          135,055            -              -
                                         -----------    -----------    -----------    -----------
                                           6,328,642      6,248,631      3,348,147      3,668,978
                                         -----------    -----------    -----------    -----------
OPERATING (LOSS)  INCOME                    (300,581)        99,216        (97,846)      (110,384)
                                         -----------    -----------    -----------    -----------
OTHER:
   Interest income                           (83,300)       (52,178)       (28,243)       (18,098)
   Interest expense                          121,574         54,907         60,468         34,118
                                         -----------    -----------    -----------    -----------
                                              38,274          2,729         32,225         16,020
                                         -----------    -----------    -----------    -----------
(LOSS)/EARNINGS BEFORE
  PROVISION  FOR INCOME TAXES               (338,855)        96,487       (130,071)      (126,404)
(BENEFIT)/PROVISION FOR
  INCOME TAXES                              (130,000)        44,000        (30,000)       (58,000)
                                         -----------    -----------    -----------    -----------
NET (LOSS)/EARNINGS                      $  (208,855)   $    52,487    $  (100,071)   $   (68,404)
                                         ===========    ===========    ===========    ===========

(LOSS)/EARNINGS PER SHARE                $      (.15)   $       .04    $      (.07)   $      (.05)
                                         -----------    -----------    -----------    -----------
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                              1,350,000      1,350,000      1,350,000     1 ,350,000
                                         -----------    -----------    -----------    -----------

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                    --------------------------
                                                      May 31,        May 31,
                                                       1997           1996
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)/earnings                                $  (208,855)   $    52,487
 Adjustments to reconcile net (loss) earnings
  to net cash (used in)/provided by operating
  activities:
   Depreciation and amortization                        883,051        803,610
   Deferred income tax (benefit) provision              (72,848)       294,000
   Changes in operating assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                               453,702       (331,633)
      Inventories                                    (1,807,420)    (1,851,342)
      Due to/from parent                               (308,180)     2,417,381
      Prepaid income taxes                              346,218            -
      Prepaid expenses and other current assets        (112,819)      (549,369)
      Other assets                                      (31,068)      (118,125)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses              29,083         33,484
      Income taxes payable                                  -         (256,957)
                                                    -----------    -----------
      Total adjustments                                (620,281)       441,049
                                                    -----------    -----------
      Net cash (used in)/provided by
       operating activities                            (829,136)       493,536
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in investments                              1,091,978      1,686,260
 Purchase of property, plant and equipment               (7,295)      (146,925)
 Acquisition of intangible assets                        (2,037)    (1,113,010)
                                                    -----------    -----------
 Net cash provided by investing activities           1 ,082,646        426,325
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds of note payable, bank                         -          500,000
                                                    -----------    -----------
 Net cash provided by financing activities                  -          500,000
                                                    -----------    -----------

 Net increase in cash and cash equivalents              253,510      1,419,861
 Cash and cash equivalents at beginning of period       484,285        379,406
                                                    -----------    -----------
Cash and cash equivalents at end of period          $   737,795    $ 1,799,267
                                                    ===========    ===========

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 1997

1. Basis of Presentation:

     The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of May 31, 1997 and the results of operations and statements of cash flows for the six months ended May 31, 1997 and May 31,1996. The balance sheet as of November 30, 1996 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-KSB for the fiscal year ended November 30, 1996. The results of operations and cash flows for the six months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. Inventories:

     Inventories, consisting principally of finished goods, at May 31, 1997 have been estimated using the gross profit method.

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 1997
                                   (Continued)

5. Intangible Assets:

     Intangible assets consist of the following:

                                         Six Months Ended      Year Ended
                                             May 31,          November 30,
                                              1997                1996
                                         ----------------     ------------
                                            (Unaudited)

       Distribution rights                  $2,562,253        $2,562,253
       Customer lists                          384,212           384,212
       Covenants not to compete                845,000           845,000
       Goodwill                                300,000           300,000
       Other                                    70,076            68,039
                                            ----------        ----------
                                             4,161,541         4,159,504
       Less accumulated amortization         2,789,268         2,085,699
                                            ----------        ----------
                                            $1,372,273        $2,073,805
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

     The prime rate at May 31, 1997 was 8 1/2%.

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 1997
                                   (Continued)

7. Stockholders' Equity:

  a. (Loss) Earnings per share

     (Loss) earnings per share were computed by dividing net (loss) earnings by the weighted average number of common shares outstanding. Outstanding stock options have not been included as their effect on (loss) earnings per share would have been anti-dilutive.

  b. Reverse stock split

     On December 30, 1996, the Company's Board of Directors authorized a one for ten reverse stock split of common stock outstanding. Per share and weighted average share amounts for the six months ended May 31, 1996 have been restated to reflect this stock split.

8. Income Taxes:

     The tax effects of temporary differences that give rise to the net deferred income tax asset (liability) are comprised of the following:

                               May 31, 1997               November 30, 1996
                        -------------------------     -------------------------
                               (Unaudited)

                           Net           Net             Net           Net
                         Deferred      Deferred        Deferred      Deferred
                        Income Tax    Income Tax      Income Tax    Income Tax
                          Asset       (Liability)       Asset       (Liability)
                        ----------    -----------     ----------    -----------
Inventories             $  49,140      $     -        $  41,825      $     -
Property, plant and
 equipment                    -          (28,100)           -          (24,667)
Tax carryforwards          57,860            -           54,000            -
Unearned compensation         -         (232,400)           -         (275,340)
Other                         -              -          (19,673)         8,890
Intangibles                   -          168,500            -          157,117
                        ---------      ---------      ---------      ---------
                        $ 107,000      $ (92,000)     $  76,152      $(134,000)
                        =========      =========      =========      =========

                               FUTUREBIOTICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the six and three month periods ended May 31, 1997 approximated $6,028,000 and $3,250,000 respectively, as compared to $6,348,000 and $3,559,000 in the corresponding periods.

     Gross profit for the six and three month periods ended May 31, 1997 amounted to approximately $3,418,000 (57% of sales) and $1,849,000 (57% of sales), respectively as compared to $3,557,000 (56% of sales) and $2,032,000 (57% of sales). The Company has maintained its sales and gross profit levels for the six and three month periods ended May 31, 1997 as compared to the corresponding period in 1996 when the Company was operating with an aggressive marketing program to gain shelf space.

     Selling, general and administrative expenses approximated $3,719,000 and $1,947,000 for the six and three month periods ended May 31, 1997, respectively. As a percentage of sales, these amounts represent 62% and 60% respectively, as compared to 52% and 60% in the corresponding periods. The increase is principally attributable to an increase in the amortization of promotional costs incurred in connection with an aggressive sales program designed to obtain shelf space at selected retailers. The increase in amortization is principally attributable to additional contracts with customers being signed in the first six months of fiscal year end 1996 and the cost of this promotion being charged to operations on a straight line basis which is not necessarily proportional to sales generated under the program. The Company ceased signing on any new customers under this program as of May 31,1996.

Liquidity and Capital Resources

     The Company had net working capital of approximately $8,761,000 at May 31, 1997.

     The Company's statement of cash flows reflects cash used in operating activities of approximately $829,000, which reflects a net loss of approximately ($209,000), increases in operating assets, such as inventories ($1,807,000), prepaid expenses and other current assets ($113,000), other assets of ($31,000) and due from parent of ($308,000) offset by a decrease in accounts receivable ($454,000), prepaid income taxes of ($346,000) and an adjustment for depreciation and amortization expense of ($883,000). In addition, the statement reflects cash provided by investing activities of approximately ($1,083,000), principally attributable to the sale and maturity of securities ($1,092,000), net of the purchase of property, plant and equipment of ($7,000) and acquisition of intangibles of approximately ($2,000).

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

                                       FUTUREBIOTICS INC.

Dated: July 14, 1997                   By: /Karine Hollander/
                                           Karine Hollander
                                           Chief Financial Officer