Form 10-Q
period 1997-08-31
FUTUREBIOTICS INC
filed 1997-10-15
CIK 922200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 1997

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

                                      11788
                              --------------------
                                   (Zip Code)

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
                                                       Yes   X        No
                                                           -----         -----

    Class                                     Outstanding at September 29, 1997
------------                                  ---------------------------------
Common Stock                                              1,350,000

                               FUTUREBIOTICS, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                    For the Nine Months Ended August 31, 1997

                                TABLE OF CONTENTS


                                                                  Page to Page
                                                                  ------------

Financial Statements:

Condensed balance sheets.............................................. 1

Condensed statements of operations.................................... 2

Condensed statements of cash flows.................................... 3

Notes to condensed financial statements............................... 4 - 6

Management's discussion and analysis
of financial condition and results
of operations......................................................... 7 - 8

Legal proceedings..................................................... 9

Signatures............................................................ 10

                               FUTUREBIOTICS, INC.
                            CONDENSED BALANCE SHEETS


                                                  August 31, 1997     November 30, 1996
                                                  ---------------     -----------------
                                                    (Unaudited)
                       ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                          $  1,030,803        $    484,285
  Investment in marketable securities,
    at fair value                                         466,103           1,598,596
  Accounts receivable (no allowance for
     doubtful accounts)                                 1,206,703           1,449,650
  Inventories (Note 4)                                  4,636,106           3,261,595
  Due from parent                                       1,046,708             470,356
  Prepaid income taxes                                    153,617             416,685
  Prepaid expenses and other current assets               423,142             452,608
  Deferred income tax asset (Note 8)                      118,000              76,152
                                                     ------------        ------------
 Total current assets                                   9,081,182           8,209,927
                                                     ------------        ------------

INVESTMENT IN MARKETABLE SECURITIES                       333,625             529,512

PROPERTY, PLANT AND EQUIPMENT, net
  of accumulated depreciation and amortization
  of $169,390 and $117,083, respectively                  265,749             313,665

INTANGIBLE ASSETS, net (Note 5)                         1,033,301           2,073,805
OTHER ASSETS                                              598,271             637,072
                                                     ------------        ------------
                                                     $ 11,312,128        $ 11,763,981
                                                     ============        ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses              $     87,952        $     85,078
                                                     ------------        ------------
  Total current liabilities                                87,952              85,078
                                                     ------------        ------------

LONG-TERM DEBT (Note 6)                                 3,000,000           3,000,000
DEFERRED INCOME TAX LIABILITY (Note 8)                     71,000             134,000
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;
     1,350,000 issued and outstanding                         135                 135
  Preferred stock, $.0001 par value;
    authorized 8,335,000 shares; 8,335,000
     issued and outstanding                                   834                 834
  Additional paid-in capital                            9,395,265           9,395,265
  Unearned compensation                                (1,607,151)         (1,823,340)
  Retained earnings                                       364,093             972,009
                                                     ------------        ------------
                                                        8,153,176           8,544,903
                                                     ------------        ------------

                                                     $ 11,312,128        $ 11,763,981
                                                     ============        ============

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Nine Months Ended                    Three Months Ended
                                              August 31,         August 31,         August 31,         August 31,
                                                1997               1996               1997               1996
                                             -----------        -----------        -----------        -----------
NET SALES                                    $ 8,753,561        $ 9,449,321        $ 2,725,500        $ 3,101,474

COSTS AND EXPENSES:
   Cost of sales                               4,049,656          4,355,837          1,439,666          1,564,829
   Selling, general and administrative         5,405,311          5,179,630          1,686,659          1,857,062
   Relocation expense                               --              135,055               --                 --
                                             -----------        -----------        -----------        -----------
                                               9,454,967          9,670,522          3,126,325          3,421,891
                                             -----------        -----------        -----------        -----------


OPERATING LOSS                                  (701,406)          (221,201)          (400,825)          (320,417)
                                             -----------        -----------        -----------        -----------


OTHER:
   Loan cost expense                              51,097               --               51,097               --
   Interest income                              (111,906)           (84,523)           (28,606)           (32,345)
   Interest expense                              219,319             89,299             97,745             34,392
                                             -----------        -----------        -----------        -----------
                                                 158,510              4,776            120,236              2,047
                                             -----------        -----------        -----------        -----------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                             (859,916)          (225,977)          (521,061)          (322,464)

INCOME TAX BENEFIT                              (252,000)           (84,000)          (122,000)          (128,000)
                                             -----------        -----------        -----------        -----------

NET LOSS                                     $  (607,916)       $  (141,977)       $  (399,061)       $  (194,464)
                                             ===========        ===========        -----------        -----------

LOSS PER SHARE                               $      (.45)       $      (.11)       $      (.30)       $      (.14)
                                             -----------        -----------        -----------        -----------

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                1,350,000          1,350,000          1,350,000          1,350,000
                                             -----------        -----------        -----------        -----------

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                   August 31,         August 31,
                                                                     1997               1996
                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (607,916)       $  (141,977)
  Adjustments to reconcile net loss to net
     cash (used in)/provided by operating activities:
     Depreciation and amortization                                  1,259,940          1,047,161
     Deferred income tax (benefit) provision                         (104,848)           207,000
     Loan cost expense                                                 51,097               --
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
          Accounts receivable                                         242,947            191,853
          Inventories                                              (1,374,511)        (2,273,194)
          Due to/from parent                                         (576,352)         2,255,850
          Prepaid income taxes                                        263,068               --
          Prepaid expenses and other current assets                    29,466           (615,559)
          Other assets                                                 38,801            (36,935)
        Increase (decrease) in liabilities:
          Accounts payable and accrued expenses                         2,874             36,483
          Income taxes payable                                           --             (256,957)
                                                                  -----------        -----------
          Total adjustments                                          (167,518)           555,702
                                                                  -----------        -----------
          Net cash (used in)/provided by operating activities        (775,434)           413,725
                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments                                          1,328,380          1,615,061
   Purchase of property, plant and equipment                           (7,295)          (167,136)
   Disposal of property, plant and equipment                            2,904               --
   Acquisition of intangible assets                                    (2,037)        (1,795,186)
                                                                  -----------        -----------
   Net cash provided by/(used in) investing activities              1,321,952           (347,261)
                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds of note payable, bank                                   --            1,250,000
    Proceeds from revolving credit line                             3,000,000               --
    Repayment of debt                                              (3,000,000)              --
                                                                  -----------        -----------
    Net cash provided by financing activities                            --            1,250,000
                                                                  -----------        -----------


  Net increase in cash and cash equivalents                           546,518          1,316,464
  Cash and cash equivalents at beginning of period                    484,285            379,406
                                                                  -----------        -----------

Cash and cash equivalents at end of period                        $ 1,030,803        $ 1,695,870
                                                                  ===========        ===========

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1997


1.       Basis of Presentation:

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of August 31, 1997 and the results of operations and statements of cash flows for the nine months ended August 31, 1997 and August 31,1996. The balance sheet as of November 30, 1996 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-KSB for the fiscal year ended November 30, 1996. The results of operations and cash flows for the nine months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.


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


4.       Inventories:

         Inventories, consisting principally of finished goods, at August 31, 1997 have been estimated using the gross profit method.

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1997
                                   (Continued)

5.       Intangible Assets:

         Intangible assets consist of the following:

                                         Nine Months Ended    Year Ended
                                             August 31,      November 30,
                                                1997             1996
                                             ----------       ----------
                                             (Unaudited)

         Distribution rights                 $2,562,253       $2,562,253
         Customer lists                         384,212          384,212
         Covenants not to compete               845,000          845,000
         Goodwill                               300,000          300,000
         Other                                   70,076           68,039
                                             ----------       ----------
                                              4,161,541        4,159,504
         Less accumulated amortization        3,128,240        2,085,699
                                             ----------       ----------

                                             $1,033,301       $2,073,805
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


6.       Long-Term Debt

         On August 20, 1997, the Company and its parent entered into credit facilities with a new bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

          The Revolving Agreement which extends through September 2000, provides for aggregate borrowings of up to $15,000,000 with a sublimit of $4,000,000 for the Company and $11,000,000 for the parent. Borrowings under the Revolving Agreement bear interest at the bank's prime rate or the Eurodollar rate, at the Company's option.

         The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its parent on a combined basis.

         The Company and its parent are jointly and severally liable for the unpaid balance of the credit facilities. The agreement contains various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

         The prime rate at August 31, 1997 was 8 1/2%

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1997
                                   (Continued)


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


8.       Income Taxes:

         The tax effects of temporary differences that give rise to the net deferred income tax asset (liability) are comprised of the following:

                                           August 31, 1997                November 30, 1996
                                            (Unaudited)

                                        Net              Net             Net              Net
                                     Deferred         Deferred         Deferred         Deferred
                                    Income Tax       Income Tax       Income Tax       Income Tax
                                       Asset         (Liability)         Asset         (Liability)
                                     ---------        ---------        ---------        ---------
         Inventories                 $  54,300        $    --          $ 41,825         $    --
         Property, plant and
           equipment                      --            (30,400)            --            (24,667)
         Tax carryforwards             123,700             --             54,000             --
         Unearned compensation            --           (218,700)            --           (275,340)
         Other                          15,000             --            (19,673)           8,890
         Intangibles                      --            178,100             --            157,117

         Valuation allowance           (75,000)            --               --               --
                                     ---------        ---------        ---------        ---------

                                     $ 118,000        $ (71,000)       $  76,152        $(134,000)
                                     =========        =========        =========        =========

                               FUTUREBIOTICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Net sales for the nine and three month periods ended August 31, 1997 approximated $8,754,000 and $2,726,000 respectively, as compared to $9,449,000 and $3,101,000 in the corresponding periods. The overall decrease in sales is attributable to the Company discontinuing an aggressive marketing program which was in place in 1996.

         Gross profit for the nine and three month periods ended August 31, 1997 amounted to approximately $4,704,000 (54% of sales) and $1,286,000 (47% of sales), respectively as compared to $5,093,000 (54% of sales) and $1,537,000 (50% of sales). The Company has maintained its gross profit levels for the nine and three month periods ended August 31, 1997 as compared to the corresponding period in 1996.

         Selling, general and administrative expenses approximated $5,405,000 and $1,687,000 for the nine and three month periods ended August 31, 1997, respectively. As a percentage of sales, these amounts represent 62% and 62% respectively, as compared to 55% and 60% in the corresponding periods. The increase is principally attributable to an increase in the amortization of promotional costs incurred in connection with an aggressive sales program designed to obtain shelf space at selected retailers. The increase in amortization is principally attributable to additional contracts with customers being signed in the first six months and the cost of this promotion being charged to operations on a straight line basis which is not necessarily proportional to sales generated under the program. The Company ceased signing on any new customers under this program as of May 31,1996.


Liquidity and Capital Resources

         The Company had net working capital of approximately $8,993,000 at August 31, 1997.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $775,000, which reflects a net loss of approximately ($608,000), increases in operating assets, such as inventories ($1,375,000), and due from parent ($576,000), offset by a decrease in accounts receivable ($243,000), prepaid income taxes ($263,000), depreciation and amortization expense ($1,260,000) and an adjustment for loan costs of ($51,000). In addition, the statement reflects cash provided by investing activities of approximately ($1,322,000), principally attributable to the sale and maturity of securities ($1,328,000), net of the purchase of property, plant and equipment of ($7,000).

                               FUTUREBIOTICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         On August 20, 1997, the Company and its parent entered into credit facilities with a new bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

         The Revolving Agreement which extends through September 2000 provides for aggregate borrowings of up to $15,000,000 with a sublimit of $4,000,000 for the Company and $11,000,000 for the parent. Borrowings under the Revolving Agreement bear interest at the bank's prime rate or the Eurodollar rate, at the Company's option.

         The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its parent on a combined basis.

         The Company and its parent are jointly and severally liable for the unpaid balance of the credit facilities.

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


                                                 FUTUREBIOTICS INC.


Dated:  October 15, 1997                         By:  /s/ Karine Hollander
                                                      ------------------------
                                                      Karine Hollander
                                                      Chief Financial Officer