Form 10-K405
period 1997-11-30
FUTUREBIOTICS INC
filed 1998-03-10
CIK 922200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended November 30, 1997.

         |_| Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from                  to                 .
                                        ----------------    ----------------

Commission File No. 0-24530

                               FUTUREBIOTICS, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        11-3205937
(State of or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

145 Ricefield Lane
Hauppauge, New York 11788                               11788
(Address of Principal                                 (Zip Code)
  Executive Offices)

Registrant's telephone number, including area code: (516) 273-2630

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)

                  Units consisting of two (2) shares of common
                    stock, par value $.0001 per share and two
              (2) Class A Redeemable Common Stock Purchase Warrants
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Issuer's revenues for its most recent fiscal year were $11,682,000.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of February 17, 1998, was approximately $2,519,000.

         Number of shares outstanding of the issuer's common stock, as February 17, 1998, was 1,350,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I
                                     ------


Item 1.  BUSINESS.

General

         Futurebiotics, Inc., a Delaware corporation (the "Company"), was formed on March 16, 1994. The Company is engaged in the distribution, marketing and sale of vitamins, minerals, herbal formulations and specialty nutritional supplements, which it markets principally to health food stores through regional distributors.

         The Company's primary product line consists of more than 150 items, including multi- vitamin/mineral formulas, green superfood powders, herbal/mineral tonics and herbal complexes, and specific specialty supplements. All of the Company's products are supplied by its parent company, PDK Labs Inc.

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

Government Regulation

         The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency ("EPA"). These activities may also be regulated by various agencies of the states and localities in which the Company's products are sold.

         In October 1994, the Dietary Supplement Health and Education Law was signed into law. This new law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, amino acids, herbs and other nutritional substances are included in the definition. It expressly provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, provided it is not false or misleading. The new law also delayed the FDA's requirements for extensive product label changes which were to be applied to products manufactured after July 1, 1995. It provides a set of different label requirements for ingredient content information, and directs the FDA to publish new label regulations for supplements with a mandatory effective date of December 31, 1996. It makes no modifications on the requirements and proscriptions regarding health claims for dietary supplements. The new law also introduced the concept of good manufacturing practices to the manufacture of dietary supplements. At this time, it would be premature to predict its overall impact on the dietary supplement industry.

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

Marketing and Advertising

         The Company markets its products through in-store demonstrations, point of purchase displays, and promotional literature. Advertising is through consumer and trade magazines, newspapers, in-store flyers, radio and distributors catalogs. The Company also mails a five color catalog directly to retail stores.

Trademarks and Patents

         The marks Vital K, Hair, Skin & Nails, Trym Tone, Great Grapefruit Diet, Jamaican Spa Diet, Relax & Sleep, Custom Fit are the property of the Company. These trademarks have been registered with the United States Patent and Trademark Office ("PTO"). To the Company's knowledge, the Company has the common law right to use such servicemarks on its products and in the marketing of its services. The Company has retained trademark counsel and presently intends to make all appropriate filings and registrations and take all other actions necessary, to protect all of its intellectual property rights.

Conflicts of Interests

         As of November 30, 1997, PDK owned fifty one and nine tenths (51.9%) percent of the Company's outstanding shares of Common Stock and one hundred (100%) percent of its Preferred Stock. At present, PDK supplies all of the Company's products, as well as certain management and administrative facilities and personnel. It is anticipated that PDK will continue to supply a significant percentage of the Company's products, at or near present levels, as well as administrative and support services, and that the Company will continue to operate its executive offices, distribution and packaging at facilities leased and managed by PDK. In addition, several members of PDK's Board of Directors, Michael Krasnoff and Reginald Spinello, are also members of the Company's Board of Directors. Michael Krasnoff, a Director and Secretary of the Company, is PDK's Chairman of the Board, Chief Executive Officer and President, and Reginald Spinello, a Director and the President and Chief Executive Officer of the Company, continues to serve as PDK's Executive Vice President. Because of PDK's ownership interest in the Company, the identity of certain management and PDK's role as a significant supplier to the Company, certain conflicts of interest may occur between the Company and PDK. In such instances, members of the Board of Directors who are also members of the PDK Board of Directors may be precluded from participating in corporate decisions.

Product Liability Insurance

         The Company, like other distributors of products that are ingested, faces inherent risk of exposure to product liability claims if, among other things, the use of its products results in an injury. With respect to product liability coverage, the Company currently has a product liability insurance policy. There is no assurance that any judgment against the Company will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on the Company.

Employees

         As of February 17, 1998, the Company employs a total of 22 employees on a full time basis. The Company utilizes PDK for a majority of its administrative functions.

Item 2.  PROPERTIES.

         The Company's corporate, sales, and advertising offices are located at the offices of PDK Labs Inc., 145 Ricefield Lane, Hauppauge, New York 11788, (telephone number (516) 273- 6300).

         The lease is for 5,000 square feet for an initial one (1) year term with yearly options to renew with escalations of five (5%) percent annually. The initial annual rental is $50,000. The lease terminates in October, 2000 as does the PDK Labs Inc. master lease.

Item 3.  LEGAL PROCEEDINGS.


         Except as set forth below, management is not aware of any material legal proceedings pending against the Company.

         Donald Zinman ("Zinman") served and filed a complaint (the "Zinman Complaint") against PDK and its majority-owned subsidiary, Futurebiotics, Inc. ("Futurebiotics") dated May 16, 1997 in a litigation entitled Zinman v. PDK Labs Inc. and Futurebiotics, Inc. in the Eastern District of New York. The Zinman Complaint alleges breach of contract in that PDK failed to pay amounts under an Amended Consulting Agreement between Zinman and PDK.

         In their Answer and Counterclaim dated July 7, 1997 PDK and Futurebiotics answer and assert counterclaims and setoffs.

         Although the Company is not a party to the following legal proceedings, PDK has been named in a pending litigation.

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

         On July 29, 1996, PDK served a complaint (the "Complaint") against a former executive in a litigation entitled PDK Labs Inc. v. Perry Krape in the Supreme Court of the State of New York, County of Suffolk. The Complaint alleges, in pertinent part, that the former executive breached his employment agreement with PDK by competing with PDK and soliciting PDK's customers in violation of the terms of the agreement. The Complaint further alleges that the executive has defaulted on payments due to PDK pursuant to a promissory note and that while serving as an officer of PDK made inappropriate investments for PDK's Profit Sharing Plan and Trusts. By virtue of the foregoing, PDK alleges that the executive has breached his Employment

Agreement and the Amendment, engaged in unfair competition, breached the terms of the personal guarantee, defaulted upon the promissory note, converted funds belonging to PDK and breached his fiduciary duty to PDK.

         In his Answer and Counterclaim (the "Counterclaim"), the executive offers general denials of these allegations and interposes both personal counterclaims and claims. The executive's Counterclaim, asserts in pertinent part, that the Company and certain officers and directors have breached their fiduciary duty to him and that the Restrictive Covenant and agreement is unenforceable and should be deemed a nullity. PDK and the directors deny that they engaged in any improper conduct which would support the executive's Counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the executive.

         Futurebiotics has not been named as a party in the former executive's Counterclaim.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.

         The pre-reverse split Common Stock was regularly quoted and traded on the Nasdaq system under the symbol VITK until December 30, 1996. The post-reverse split Common Stock is regularly quoted and traded on the NASDAQ system under the symbol VITK. The Class A Warrants were regularly quoted and traded on the NASDAQ system under the symbol VITKW until December 31, 1997 when they were de-listed.

         The following table indicates the high and low bid prices for the Company's Common Stock and Class A Warrants for the period up to November 30, 1997 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock
------------


                  1995 Calendar Year               Quoted Bid Price
                  ------------------               ----------------


                                                   High         Low
                                                   ----         ---
                  Fourth Quarter                   14 3/8       2 3/16

                  1996 Calendar Year               Quoted Bid Price
                  ------------------               ----------------


                                                   High         Low
                                                   ----         ---

                  First Quarter                    5 5/8        3 7/16

                  Second Quarter                   3 3/4        2 3/16

                  Third Quarter                    2 13/16      1 1/4

                  Fourth Quarter                   2 13/16      1 1/4


                  1997 Calendar Year               Quoted Bid Price
                  ------------------               ----------------

                                                   High         Low
                                                   ----         ---

                  First Quarter                    3            3/4

                  Second Quarter                   2 3/8        1 5/8

                  Third Quarter                    3 3/4        2 1/8

                  Fourth Quarter                   4 1/4        3 3/8

Class A Warrants
----------------


                  1995 Calendar Year               Quoted Bid Price
                  ------------------               ----------------

                                                   High         Low
                                                   ----         ---

                  Fourth Quarter                   5/32         1/32



                  1996 Calendar Year               Quoted Bid Price
                  ------------------               ----------------

                                                   High         Low
                                                   ----         ---

                  First Quarter                    1/8          1/16

                  Second Quarter                   3/32         1/16

                  Third Quarter                    1/16         1/32

                  Fourth Quarter                   1/32         1/32

                  1997 Calendar Year               Quoted Bid Price
                  ------------------               ----------------

                                                   High         Low
                                                   ----         ---

                  First Quarter                    1/32         1/32

                  Second Quarter                   1/32         1/32

                  Third Quarter                    1/32         1/32

                  Fourth Quarter                   1/32         1/32


         The Company effected a one-for-ten reverse stock split with respect to its shares of Common Stock outstanding on December 30, 1996.

         On February 17, 1998, the closing price of the Common Stock as reported on NASDAQ National was $3.875. On February 17, 1998, there were 93 holders of record of Common Stock.

Item 6.   SELECTED FINANCIAL DATA.

SUMMARY BALANCE SHEET DATA

                                                     November 30,

                                1997             1996                     1995                  1994             1993
                                ----             ----                     ----                  ----             ----
Total Assets                  $10,975,338      $11,763,981             $10,142,446           $9,865,087        $3,034,373
Long-Term Obligations           3,000,000        3,000,000               1,250,000                    0                 0
Stockholders' Equity            7,797,860        8,544,903               8,546,657            7,890,207         1,935,848


SUMMARY INCOME STATEMENT DATA

                                                     Years Ended November 30,


                                1997           1996              1995                 1994              1993
                                ----           ----              ----                 ----              ----
Revenues                   $11,682,301      $12,712,803       $10,646,911          $7,414,650       $5,244,024
Operating (Loss) Income     (1,205,813)        (371,858)          516,255             894,586          464,693
Net (Loss) Income           (1,034,238)        (290,006)          441,722             532,600          287,693
Net (Loss) Income Per
  Common Share                  $(0.77)          $(0.21)            $0.33               $1.15            $0.72
Average Number of
   Common Shares
   Outstanding               1,350,000        1,350,000         1,327,643             463,472          400,000

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 1997 compared to Fiscal Year 1996

         Net sales for the fiscal year 1997 were approximately $11,682,000 as compared to net sales in 1996 of $12,713,000. The decrease in sales is attributable to the Company discontinuing an aggressive marketing program which was in place in 1996. Gross profit amounted to approximately $5,883,000 (50% of sales) in 1997 as compared with $7,194,000 (57% of sales) in 1996. The decrease in gross profit percentage is attributable to changes being implemented to the Company's price structure upon the phase out of a marketing program targeting select retail stores and distributors, as well as a change in the mix of sales.

         Selling, general and administrative expenses were $7,089,000 (61% of sales) in 1997 and $7,566,000 (60% of sales) in 1996. Included in selling, general and administrative expenses is approximately $1,507,000 in 1997 and $1,238,000 in 1996 of promotional costs associated with a marketing program with select retail stores and distributors in order to obtain premium shelf space. Costs associated with these distribution rights were charged to operations ratably over the lives of the agreements. The Company ceased signing any new customers under this program as of May 31, 1996. As of fiscal year end 1997 all promotional costs were fully amortized.

         The (benefit) provision for income taxes reflects an effective tax rate of 26% in 1997 and 27% in 1996. The Company has net operating loss carryforwards of approximately $648,000 available to offset future federal income tax liabilities and approximately $2,002,000 available to offset future state tax liabilities.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has engaged computer consultants and is establishing processes for evaluating and managing the risks and costs associated with this problem. In the opinion of management, the costs of addressing this problem will not materially affect the financial position of the Company.

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

         Management believes that inflation did not have a material effect on operations or financial condition in 1997, 1996 or 1995. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.


Liquidity and Capital Resources

         The Company had working capital of approximately $9,327,000 and $8,125,000 at November 30, 1997 and 1996, respectively.

         The Company's statement of cash flows for 1997 reflects cash used in operating activities of approximately $694,000, which reflects a net loss of approximately ($1,034,000), increases in due from parent ($1,917,000) and deferred tax benefit ($223,000) offset by decreases in operating assets such as accounts receivable ($181,000), prepaid income taxes ($263,000), other assets ($134,000) and an adjustment for depreciation and amortization expense of ($1,873,000).

         The cash flow statement also reflects cash provided by investing activities of approximately ($824,000) principally attributable to the sale and maturity of securities ($840,000), net of purchases of property and equipment ($16,000).

         In August 1997, the Company and its parent entered into credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

         The Revolving Agreement which expires in September 2000 provides for aggregate borrowings of up to $15,000,000 with a sublimit of $4,000,000 for the Company and $11,000,000 for the parent. Borrowings under the Revolving Agreement bear interest at the bank's prime rate or Eurodollar rate plus 1.75%, at the Company's option.

         The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its parent on a combined basis.

         The Company and its parent are jointly and severally liable for the unpaid balance of the credit facilities. Borrowings are secured by the assets of the Company and its parent.

         The credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

         The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial agreements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         See financial statements following Item 14 of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III
                                    --------


Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF
THE REGISTRANT.


         The following persons are the current executive officers and directors.


      Name                                  Age               Position Held
      ----                                  ---               -------------
Alan Novich                                 52                Chairman of the Board

Reginald Spinello                           44                President, Chief Executive Officer and Director

Michael Krasnoff                            43                Secretary and Director

Stanley Krasnoff(1)                         70                Director

Hartley T. Bernstein(2)                     46                Director

Thomas Keith(3)                             37                Director

Daniel Durchslag(4)                         53                Director

Karine Hollander                            31                Chief Financial Officer


---------

(1)  Stanley Krasnoff, the father of Michael Krasnoff, the Secretary and a

     Director of the Company, resigned as a Director of the Company on December 2, 1997.

(2)  Hartley T. Bernstein resigned as a Director of the Company on July 22,
     1997.

(3) Thomas Keith was appointed as a Director of the Company on December 2, 1997.

(4) Daniel Durchslag was appointed as a Director of the Company on December 2, 1997.

Background of Executive Officers and Directors

         Alan M. Novich is a practicing attorney. He has been a Director of the Company since its inception. From June 1988 through December 1990, and since July 1992, Mr. Novich was engaged in the private practice of law and dentistry. From 1985 to June 1988, Mr. Novich attended law school and was engaged in the private practice of dentistry.

         Reginald Spinello has been the President and a Director of Futurebiotics since its formation and Chief Executive Officer since December 2, 1997. In addition, he has been a Director of Superior Supplements, Inc. since May 1, 1996. Superior Supplements, Inc. is a developer, manufacturer and marketer of dietary supplements in bulk tablet, capsule and powder form. In addition, he is the Executive Vice President of PDK Labs, a position he has held since September 1993 and a Director of PDK Labs Inc. since August 5, 1997. Mr. Spinello joined PDK Labs in September 1991 as Vice President of Operations. Prior to joining PDK, Mr. Spinello was President and Founder of Internal Reinforcements from 1985 to 1991, a specialty distributor and marketer of natural vitamins and supplements. Mr. Spinello graduated from Bryant College with a B.S. Degree in Business Administration. Additionally, he has studied in the field of nutrition and is a non-practicing nutrition consultant.

         Michael Krasnoff has been a Director of the Company since its formation. He has been the President and Chief Executive Officer of PDK since July 31, 1991, Secretary since April 1, 1990, a director since August 1, 1989, and Chairman of the Board of Directors, since July 31, 1991. Mr. Krasnoff was the Chief Financial Officer of the Company and PDK from July 31, 1991 until March 2, 1997. Mr. Krasnoff received a B.A. degree from State University of New York at Buffalo and an M.B.A. degree in Accounting and Finance from New York University Graduate School of Business Administration. He is the son of Stanley Krasnoff, who was also a Director of the Company until December 2, 1997 and who is also a Director of PDK.

         Stanley Krasnoff was a Director of the Company from formation until December 2, 1997. He has also served as a director of PDK since January 1991. He was a founder and Executive Vice President of Nature's Bounty, Inc. from 1961 through 1982. Since 1982, Mr. Krasnoff has been a private investor. Mr. Krasnoff is a graduate of the New York University School of Business Administration. Mr. Krasnoff is the father of Michael Krasnoff, who is a director of the Company and President, Chief Executive Officer and Secretary of PDK.

         Hartley T. Bernstein was a Director of the Company from formation until July 22, 1997 and is a member of the law firm of Bernstein & Wasserman, LLP specializing in corporate and securities law. He was associated with the firm of Parker Chapin Flattau & Klimpl from 1976-1977, served as an Assistant District Attorney for New York County from 1977-1979 and was associated with the law firm of Guggenheimer & Untermyer from 1979- 1982. In 1982, Mr. Bernstein formed his own law practice which subsequently merged with his present firm. Mr. Bernstein also served as a director of PDK until August 5, 1997 and Compare Generiks, Inc. until July 22, 1997. Mr. Bernstein is a member of the adjunct faculty of Yale Law School where he teaches a course in securities law problems and has served previously on the adjunct faculties of New York Law School and Mercy College. He has also served as an instructor at the National Institute of Trial Advocacy and a member of the Boards of Arbitration of the National Association of Securities Dealers and the New York Stock Exchange. Mr. Bernstein serves as a commentator on securities law matters on the nationally syndicated Money Radio Network. Mr. Bernstein graduated from Columbia University with a B.A. in 1973 and received his J.D. from New York University School of Law in 1976.

         Thomas A. Keith has been a Director of the Company since December 2, 1997. In addition, Mr. Keith has been the President of Compare Generiks, Inc. since October 1995 and a director of Compare Generiks, Inc. since May 1997. Compare Generiks, Inc. is a public company which distributes, markets and sells dietary supplements and over-the-counter nonprescription pharmaceuticals. Prior to joining Compare Generiks, Inc., from December 1990 to October 1995, Mr. Keith was Vice President of Sales & Marketing of PDK Labs Inc.

         Dr. Daniel Durchslag, DDS. has been a Director of the Company since December 2, 1997 and has practiced General Cosmetic and Sports Dentistry in Beverly Hills, California since 1980. From 1973 until 1979, he was an Associate Professor and Director of Clinics at the University of Southern California School of Dentistry. He is a graduate of the University of Wisconsin and Loyola University/Chicago College of Dental Surgery. In addition, he has been a director of Compare Generiks, Inc. since October 1995 and a director of Superior Supplements, Inc. since May 1996.

         Karine Hollander has been the Chief Financial Officer of the Company and PDK since March 3, 1997. She had been the Comptroller of PDK since September 1994. From 1989 until joining the Company Ms. Hollander was employed by the accounting firm of Holtz Rubenstein & Co., LLP. Ms Hollander received a B.A. degree in Accounting from Dowling College.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the

Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended November 30, 1997, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied except that reports required to be filed upon the appointment of Karine Hollander as Chief Financial Officer, Thomas Keith as a Director, and Daniel Durchslag as a Director, were inadvertently filed after the due dates.

Item 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                                                                                       Long Term Compensation
                                                              -----------------------------------------------------------
                                                Annual Compensation                    Awards                 Payouts
                                         ---------------------------------         -------------        -----------------
            (a)                (b)       (c)           (d)          (e)                (f)            (g)       (h)       (i)
                                                                                   Restricted                           All
                                                               Other               Stock                       LTIP     Other
                                                               Annual              Awards            Options/  Payouts  Compensation
Name and Principal Position   Year    Salary($)      Bonus($)  Compensation($)     ($)               SARs(#)   ($)      ($)
----------------------------  ----    ---------      -------   ----------------    -------------     --------  -------  ------------
Reginald Spinello, CEO        1997     $-0-(1)       $-0-      $     -0-           $   -0-             -0-     $  -0-    $  -0-
                              1996     $50,000       $-0-      $     -0-           $   -0-             -0-     $  -0-    $  -0-
                              1995     $50,000       $-0-      $     -0-           $   -0-             -0-     $  -0-    $  -0-

Alan Novich, Chairman         1997     $225,000      $100,000  $     -0-           $   -0-             -0-     $  -0-    $  -0-
                              1996     $225,000      $125,000  $     -0-           $   -0-             -0-     $  -0-    $  -0-
                              1995     $175,000      $-0-      $     -0-           $   -0-             -0-     $  -0-    $  -0-


(1) During the year ended November 30, 1997, Mr. Spinello's compensation was covered under the Sales and Management Agreement with PDK Labs Inc.


                        Aggregated Option/SAR Exercises -
                          and FY-End Option/SAR Values



--------------------------------------------------------------------------------

  (a)                     (b)                     (c)                  (d)                  (e)

                                                                    Number of
                                                                    Securities           Value of
                                                                    Underlying           Unexercised
                                                                    Unexercised          In-the-Money
                                                                    Options/SARs at      Options/SARs at
                                                                    FY-End (#)           FY-End (#)
                    Shares Acquired                                 Exercisable/         Exercisable/
Name                on Exercise (#)         Value Realized($)       Unexercisable        Unexercisable
----                ---------------         -----------------       -------------        -------------
Alan Novich,
 Chairman                -0-                      -0-               41,668/-0-               -0-


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

Employment Agreements

         The Company has an employment agreement with its Chairman of the Board, Alan Novich, pursuant to which Mr. Novich receives an annual salary of $225,000, a monthly automobile allowance, and was granted options to purchase 41,668 shares of the Company's common stock at a price of $15.00 per share.

Stock Option Plans

         Incentive Option and Stock Appreciation Rights Plan -- The Directors of the Company have adopted and the stockholders of the Company have approved the adoption of the Company's 1994 Incentive Stock Option and Stock Appreciation Rights Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs"), as well as non-qualified options and stock appreciation rights ("SARs").

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

         Non-Qualified Option Plan -- The Directors and stockholders of the Company adopted the 1994 Non-Qualified Stock Option Plan (the "Non-Qualified

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

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of February 17, 1998 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                      Amount
                                      and Nature                 Approximate
Name and Address                      Beneficial                 Percent of
of Beneficial Owner                   Ownership                  Class
-------------------                   ---------                  -----

PDK Labs, Inc.(2)                     700,000                    51.9%
145 Ricefield Lane
Hauppauge, NY  11788

Alan M. Novich                           0                       0
Futurebiotics, Inc.

145 Ricefield Lane
Hauppauge, NY  11788

Reginald Spinello                        0                       0
Futurebiotics, Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Michael Krasnoff(3)                      0                       0
Futurebiotics, Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Thomas Keith                             0                       0
Futurebiotics, Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Daniel Durchslag                         0                       0
Futurebiotics, Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Karine Hollander                         0                       0
Futurebiotics, Inc.
145 Ricefield Lane
Hauppauge, NY  11788

Directors and Officers                   0                       0
 as a Group (6 persons)

----------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Does not include 8,335,000 shares of Preferred Stock held by PDK Labs Inc. Each share of Preferred Stock has one-tenth of a vote.

(3) Mr. Krasnoff owns 400,000 shares of common stock of PDK and holds options to acquire 250,000 shares of common stock of PDK and possesses a voting trust for an additional 550,000 shares of common stock, as to which Mr. Krasnoff disclaims any beneficial ownership. Mr. Krasnoff, therefore, votes 1,200,000 shares of common stock of PDK or 34.1%.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         PDK provides the Company with certain management services, including bookkeeping, order processing, computer services and shipping and further provides all of the products marketed by the Company pursuant to a Sales and Management Agreement between the Company and PDK, as amended. The Company pays PDK its costs for the Products, which is defined as actual material costs, plus an amount representing PDK's actual direct labor costs plus factory overhead, as determined in accordance with generally accepted accounting principles.

         In August 1997, the Company and its parent entered into credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement"). The Revolving Agreement, which expires in September 2000, provides for aggregate borrowings of up to $15,000,000 with a sublimit of $4,000,000 for the Company and $11,000,000 for the parent. Borrowings under the Revolving Agreement bear interest at the bank's prime rate or Eurodollar rate plus 1.75%, at the Company's option. The facility replaced an existing revolving credit agreement which was due to expire in September 1999. The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its parent on a combined basis.

         The Company and its parent are jointly and severally liable for the unpaid balance of the credit facilities. Borrowings are secured by the assets of the Company and its parent. The credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings.

Miscellaneous

         For the year ended November 30, 1997, legal fees of approximately $120,000 were incurred for services from the law firm of Bernstein & Wasserman, LLP. For the year ended November 30, 1996, legal fees of approximately $123,000 were incurred for services from the same firm. Hartley T. Bernstein, a partner in the firm, was a Director of the Company until July 22, 1997.

General

         The Company believes that material affiliated transactions between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                                     PART IV
                                     -------

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

        The following financial statements are included in Part II, Item 8:

Report of Independent Certified Public Accountants                    F-1

Balance sheets as of November 30, 1997 and 1996                       F-2

Statements of operations for the three years ended
        November 30,1997                                              F-3

Statement of stockholders' equity for the three years ended
        November 30, 1997                                             F-4

Statements of cash flows for the three years ended
        November 30, 1997                                             F-5

Notes to financial statements                                         F-6 - F-13


(a)(2)  Financial Statement Schedules.

        Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

                              FUTUREBIOTICS, INC.

                   REPORT ON AUDITS OF FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997


                                   CONTENTS


                                                                                                           Page
                                                                                                        ----------
Report of Independent Certified Public Accountants                                                          F-1

Balance sheets as of November 30, 1997 and 1996                                                             F-2

Statements of operations for the three years ended November 30, 1997                                        F-3

Statement of stockholders' equity for the three years ended November 30, 1997                               F-4

Statements of cash flows for the three years ended November 30, 1997                                        F-5

Notes to financial statements                                                                           F-6 - F-13

                         Independent Auditors' Report



Board of Directors and Stockholders
Futurebiotics, Inc.
Hauppauge, New York

We have audited the balance sheets of Futurebiotics, Inc. as of November 30, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futurebiotics, Inc. as of November 30, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.



                                                   HOLTZ RUBENSTEIN & CO., LLP



Melville, New York
February 13, 1998

                              FUTUREBIOTICS, INC.

                                BALANCE SHEETS

                                                                                        November 30,
                                                                            ------------------------------------
           ASSETS  (Note 5)                                                      1997                  1996
           ------                                                           --------------        --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                $      614,617        $      484,285
   Investment in marketable securities, at fair value                            1,088,093             1,598,596
   Accounts receivable, less allowance for doubtful accounts
     of $12,000 and $0, respectively (Note 8)                                    1,256,639             1,449,650
   Inventories                                                                   3,288,417             3,261,595
   Due from parent                                                               2,387,739               470,356
   Prepaid income taxes                                                            153,617               416,685
   Prepaid expenses and other current assets                                       450,420               452,608
   Deferred income tax asset (Note 10)                                             215,000                76,152
                                                                            --------------        --------------
       Total current assets                                                      9,454,542             8,209,927

INVESTMENT IN MARKETABLE SECURITIES                                                199,312               529,512

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)                                        256,217               313,665

INTANGIBLE ASSETS, net (Note 4)                                                    561,717             2,073,805

OTHER ASSETS                                                                       503,550               637,072
                                                                            --------------        --------------

                                                                            $   10,975,338        $   11,763,981
                                                                            ==============        ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                         $      114,558        $       83,084
   Accrued expenses                                                                 12,920                 1,994
                                                                            --------------        --------------
       Total current liabilities                                                   127,478                85,078
                                                                            --------------        --------------

LONG-TERM DEBT (Note 5)                                                          3,000,000             3,000,000
                                                                            --------------        --------------

DEFERRED INCOME TAX LIABILITY (Note 10)                                             50,000               134,000
                                                                            --------------        --------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

STOCKHOLDERS' EQUITY: (Note 6)
   Common stock, $.0001 par value; authorized 40,000,000
     shares; 1,350,000 issued and outstanding                                          135                   135
   Preferred stock, $.0001 par value; authorized, issued and
     outstanding 8,335,000 shares                                                      834                   834
   Additional paid-in capital                                                    9,395,265             9,395,265
   Unearned compensation                                                        (1,535,095)           (1,823,340)
   Unrealized (loss) on marketable securities                                       (1,050)                   -
   (Deficit) retained earnings                                                     (62,229)              972,009
                                                                            --------------        --------------
                                                                                 7,797,860             8,544,903
                                                                            --------------        --------------

                                                                            $   10,975,338        $   11,763,981
                                                                            ==============        ==============

                       See notes to financial statements

                              FUTUREBIOTICS, INC.

                           STATEMENTS OF OPERATIONS

                                                                       Years Ended November 30,
                                                      ----------------------------------------------------------
                                                           1997                  1996                  1995
                                                      ---------------       --------------        --------------
NET SALES (Note 8)                                    $    11,682,301       $   12,712,803        $   10,646,911
                                                      ---------------       --------------        --------------

COSTS AND EXPENSES:
   (Notes 2, 3, 4, 7 and 9)
     Cost of sales                                          5,799,287            5,519,066             4,577,512
     Selling, general and administrative                    7,088,827            7,565,595             5,553,144
                                                      ---------------       --------------        --------------

                                                           12,888,114           13,084,661            10,130,656
                                                      ---------------       --------------        --------------

OPERATING (LOSS) INCOME                                    (1,205,813)            (371,858)              516,255
                                                      ---------------       --------------        --------------

OTHER EXPENSES (INCOME):
   Interest income                                           (115,542)            (116,557)             (228,575)
   Interest expense                                           264,586              142,705                35,108
   Other                                                       49,381                -                     -
                                                      ---------------       --------------        --------------

                                                              198,425               26,148              (193,467)
                                                      ---------------       --------------        --------------

(LOSS) EARNINGS BEFORE (BENEFIT)
   PROVISION FOR INCOME TAXES                              (1,404,238)            (398,006)              709,722

(BENEFIT) PROVISION FOR
   INCOME TAXES (Note 10)                                    (370,000)            (108,000)              268,000
                                                      ---------------       --------------        --------------

NET (LOSS) EARNINGS                                   $    (1,034,238)      $     (290,006)       $      441,722
                                                      ===============       ==============        ==============

(LOSS) EARNINGS PER SHARE (Note 6)                              $(.77)               $(.21)                 $.33
                                                                =====                =====                  ====

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   (Note 6)                                                 1,350,000            1,350,000             1,327,643
                                                            =========            =========             =========


                       See notes to financial statements

                              FUTUREBIOTICS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                             (See Notes 6 and 13)

                                                     Common Stock           Preferred Stock
                                                ---------------------    -------------------    Additional
                                                                Par                    Par        Paid-in         Unearned
                                                  Shares       Value       Shares     Value       Capital       Compensation
                                                -----------  --------    ----------- -------   ------------    --------------
Balance at November 30, 1994                        630,000    $   63      8,335,000  $  834   $  7,187,767    $     (118,750)

Issuance of stock for
   services (Note 7)                                720,000        72             -       -       2,207,498        (2,271,048)

Amortization of unearned compensation                    -         -              -       -              -            278,206

Net earnings for the year ended
   November 30, 1995                                     -         -              -       -              -                 -
                                                -----------    ------    -----------  ------   ------------    --------------

Balance at November 30, 1995                      1,350,000       135      8,335,000     834      9,395,265        (2,111,592)

Amortization of unearned compensation                    -         -              -       -              -            288,252

Net loss for the year ended
   November 30, 1996                                     -         -              -       -              -                 -
                                                -----------    ------    -----------  ------   ------------    --------------

Balance at November 30, 1996                      1,350,000       135      8,335,000     834      9,395,265        (1,823,340)

Amortization of unearned compensation                    -         -              -       -              -            288,245

Unrealized loss on marketable securities                 -         -              -       -              -                 -

Net loss for the year ended
   November 30, 1997                                     -         -              -       -              -                 -
                                                -----------    ------    -----------  ------   ------------    --------------

Balance at November 30, 1997                      1,350,000    $  135      8,335,000  $  834   $  9,395,265    $   (1,535,095)
                                                ===========    ======    ===========  ======   ============    ==============

                                                  Unrealized
                                                    Loss on          (Deficit)/
                                                   Marketable         Retained
                                                   Securities         Earnings          Total
                                                 --------------    --------------   -------------
Balance at November 30, 1994                        $     -          $    820,293   $   7,890,207

Issuance of stock for
   services (Note 7)                                      -                    -          (63,478)

Amortization of unearned compensation                     -                    -          278,206

Net earnings for the year ended
   November 30, 1995                                      -               441,722         441,722
                                                    --------         ------------   -------------

Balance at November 30, 1995                              -             1,262,015       8,546,657

Amortization of unearned compensation                     -                    -          288,252

Net loss for the year ended
   November 30, 1996                                      -              (290,006)       (290,006)
                                                    --------         ------------   -------------

Balance at November 30, 1996                              -               972,009       8,544,903

Amortization of unearned compensation                     -                    -          288,245

Unrealized loss on marketable securities              (1,050)                  -           (1,050)

Net loss for the year ended
   November 30, 1997                                      -            (1,034,238)     (1,034,238)
                                                    --------         ------------   -------------

Balance at November 30, 1997                        $ (1,050)        $    (62,229)  $   7,797,860
                                                    ========         ============   =============


                       See notes to financial statements

                              FUTUREBIOTICS, INC.

                           STATEMENTS OF CASH FLOWS

                                                                         Years Ended November 30,
                                                            ----------------------------------------------------
                                                                1997                1996                1995
                                                            -------------       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                      $  (1,034,238)      $    (290,006)     $     441,722
                                                            -------------       -------------      -------------
   Adjustments to reconcile net (loss) earnings to
     net cash provided by operating activities:
       Depreciation and amortization                            1,873,281           1,828,088            802,445
       Deferred tax (benefit) provision                          (223,000)            161,000            (35,000)
       Increase in allowance for doubtful accounts                 12,000                  -                  -
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                                    181,011             (16,302)          (376,029)
           Inventories                                            (26,822)         (1,353,665)          (372,112)
           Due from parent                                     (1,917,383)            290,539         (2,322,190)
           Prepaid income taxes                                   263,220            (673,642)          (115,556)
           Prepaid expenses and other current assets                2,188             135,975           (493,466)
           Other assets                                           133,522              28,533           (315,863)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                   42,400              (3,754)            47,609
                                                            -------------       -------------      -------------
       Total adjustments                                          340,417             396,772         (3,180,162)
                                                            -------------       -------------      -------------
       Net cash (used in) provided by
         operating activities                                    (693,821)            106,766         (2,738,440)
                                                            -------------       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                             (15,500)           (196,839)           (44,723)
   Acquisition of intangible assets                                    -           (1,919,763)          (988,177)
   Decrease (increase) in marketable securities                   839,653             364,715         (2,492,823)
                                                            -------------       -------------      -------------
       Net cash provided by (used in)
         investing activities                                     824,153          (1,751,887)        (3,525,723)
                                                            -------------       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                 3,000,000           1,750,000          1,250,000
   Repayments of long-term debt                                (3,000,000)                 -                  -
   Increase in unearned compensation                                   -                   -             (63,478)
                                                            -------------       -------------      -------------
       Net cash provided by financing activities                       -            1,750,000          1,186,522
                                                            -------------       -------------      -------------

Net increase (decrease) in cash and cash equivalents              130,332             104,879         (5,077,641)

Cash and cash equivalents, beginning of year                      484,285             379,406          5,457,047
                                                            -------------       -------------      -------------

Cash and cash equivalents, end of year                      $     614,617       $     484,285      $     379,406
                                                            =============       =============      =============


                       See notes to financial statements

                              FUTUREBIOTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1997

1.     Summary of Significant Accounting Policies:

       a. Description of business

          Futurebiotics, Inc. (the "Company") is engaged in the distribution, marketing and sales of vitamins, minerals, herbal formulations and specialty nutritional supplements. The Company's parent, PDK Labs Inc. ("PDK"), owns 52% of the Company's stock.

       b. Investment in marketable securities

          Investments in debt and equity securities are designated as trading, held-to-maturity or available-for-sale. Management considers the Company's marketable securities, consisting principally of government and government-backed debt securities, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value. Temporary declines in the market value of any available-for-sale security below cost are charged against stockholders' equity, meanwhile declines deemed other than temporary are charged to earnings resulting in the establishment of a new cost basis for the security.

          At November 30, 1997 and 1996, debt securities classified as non-current have contractual maturities within 1-5 years.

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

       e. Income taxes (Cont'd)

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

       g. Concentration of credit risk

          Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Accounting Standards No. 105, consist primarily of trade accounts receivable and marketable securities. Wholesale distributors of nutritional supplements account for a substantial portion of trade receivables. The risk associated with this concentration is limited due to the large number of distributors and their geographic dispersion. Investments in marketable securities consist primarily of government-backed debt securities and are held by high quality financial institutions, which mitigates the risk associated with this concentration.

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

       i. Advertising

          The Company charges advertising costs to expense as incurred. Advertising costs amounted to $1,088,000, $1,449,000 and $1,103,000 for the years ended November 30, 1997, 1996 and 1995, respectively.

       j. Reclassifications

          Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 1997.

       k. New accounting standards

          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

          In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

       k. New accounting standards  (Cont'd)

          Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

2.     Sales and Management Agreement:

       Under a 10 year agreement entered into in 1994, PDK, in exchange for 600,000 shares of unregistered common stock, is providing the Company with its entire line of products at PDK's cost. The agreement provides PDK with registration rights for up to 60,000 shares of the stock per year in order to effect transfers of such shares. The Company purchased approximately $5,750,000, $6,870,000 and $4,950,000 for the years ended November 30, 1997,
1996 and 1995, respectively.

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

3.     Property, Plant and Equipment:

       Property, plant and equipment, at cost, consist of the following:

                                                                                          November 30,
                                                                                -------------------------------
                                                                                   1997                 1996
                                                                                ----------           ----------
       Equipment                                                                $   33,789           $   33,788
       Office equipment and fixtures                                               373,931              361,335
       Leasehold improvements                                                       35,625               35,625
                                                                                ----------           ----------
                                                                                   443,345              430,748
       Less accumulated depreciation and amortization                              187,128              117,083
                                                                                ----------           ----------
                                                                                $  256,217           $  313,665
                                                                                ==========           ==========

       Depreciation and amortization of property, plant and equipment for the years ended 1997, 1996 and 1995 approximated $71,000, $55,000 and $34,000, respectively.

4.     Intangible Assets:

       Intangible assets consist of the following:

                                                                                         November 30,
                                                                                -------------------------------
                                                                                   1997                 1996
                                                                                ----------           ----------
       Distribution rights                                                      $      -             $2,562,253
       Customer lists                                                              384,212              384,212
       Covenants not to compete                                                    845,000              845,000
       Goodwill                                                                    300,000              300,000
       Other                                                                        25,000               68,039
                                                                                ----------           ----------
                                                                                 1,554,212            4,159,504
       Less accumulated amortization                                               992,495            2,085,699
                                                                                ----------           ----------
                                                                                $  561,717           $2,073,805
                                                                                ==========           ==========

       The Company implemented a marketing program with select retail stores and distributors in order to obtain premium shelf space. Costs associated with these distribution rights were being charged to operations ratably over the lives of the respective agreements. Effective May 31, 1996 the Company ceased signing any new customers under this program. Costs associated with the program were fully amortized as of November 30, 1997. Selling expenses recognized under this program approximated $1,507,000, $1,238,000 and $285,000 for the years ending November 30, 1997, 1996 and 1995, respectively.

       Amortization expense for the years ended 1997, 1996 and 1995 approximated $1,512,000, $1,485,000 and $491,000, respectively.

5.     Long-Term Debt:

       On August 20, 1997, the Company and its parent entered into a revolving credit agreement with a bank which expires in September 2000. The facility provides for aggregate borrowings of up to $15,000,000, with a sublimit of $4,000,000 for the Company and $11,000,000 for the parent. Interest is charged monthly on the outstanding balance at either the bank's prime rate or the Eurodollar rate plus 1.75%, at the Company's option. This facility replaced an existing revolving credit agreement which was due to expire in September 1999. At November 30, 1997, the Company and its parent had outstanding borrowings under this agreement of $3,000,000 and $7,500,000, respectively.

       The Company and its parent also entered into a term loan facility, which provides for aggregate borrowings of up to $8,500,000 for the Company and the parent on a combined basis. Interest is charged monthly on the outstanding balance at the bank's prime rate. At November 30, 1997, the Company and its parent had outstanding borrowings under this agreement of $0 and $6,090,000, respectively.

       The credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings. Borrowings are secured by the assets of the Company and its parent and are jointly and severally liable for the unpaid balance under these credit facilities.

       The prime rate and the Eurodollar rate at November 30, 1997 were 8.5% and 5.9%, respectively.

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

       c. Warrants

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

       d. (Loss) earnings per share

          (Loss) earnings per share were computed by dividing net (loss) earnings by the weighted average number of common shares and equivalents outstanding. Outstanding stock options have not been included as their effect on (loss) earnings per share would have been anti-dilutive in 1997 and 1996 and was not material in 1995.

          In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("Statement 128"), which simplifies the standards for computing earnings per share previously used and makes them comparable to international standards. The statement is effective for financial statements issued for periods ended after December 15, 1997, and earlier application is not permitted. Management believes that the adoption of this new standard will not have a material effect on the Company's financial statements.

       e. Reserved shares

          At November 30, 1997, the Company has approximately 651,700 shares of common stock reserved for future issuance.

       f. Stock option plan

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

7.     Commitments and Contingencies:

       a. Employment agreement

          The Company has an employment agreement with its Chairman of the Board which provides for annual compensation of $225,000 plus benefits. Additionally, this individual was granted options to purchase 41,668 shares of the Company's common stock. The options have an exercise price of $15.00 per share and are exercisable at any time through March 1999. This grant was valued at $125,000 and is being charged to operations ratably over the term of the employment agreement. The agreement expires in 1999.

       b. Consulting agreements

          In 1995 the Company entered into two separate seven year consulting agreements. As consideration for these services, the Company issued 60,000 shares of common stock to each of the companies and a consulting fee of $210,000 to one company. Consideration paid, including the value of the common stock granted ($843,480), is being charged to operations ratably over the lives of the consulting agreements. Amounts charged to operations under these agreements approximated $150,000, $150,000 and $138,000 for 1997, 1996 and
1995, respectively.

       c. Lease commitment

          The Company leases warehouse and office space from PDK under an agreement which provides for monthly lease payments approximating $4,200. Rent expense approximated $50,000, $86,000 and $45,000 for the years ending November 30, 1997, 1996 and 1995, respectively.

       d. Litigation

          On July 29, 1996, PDK served a complaint against a former executive citing that, among other things, he breached his agreement with PDK by competing with PDK and soliciting PDK's customers in violation of his separation agreement.

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

          In 1997, a consultant brought suit against the Company and its parent for the non-payment of a bonus. The Company and its parent are engaged in negotiations with the consultant regarding a settlement of this matter.

          The Company is involved in various other lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

8.     Major Customer Information:

          Sales to no single customer exceeded 10% of total sales for the year ended 1997. Sales to one customer approximated 13% of total sales for the year ended 1996. Sales to one customer approximated 10% of total sales for the year ended 1995.

9.     Retirement Plan:

       Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. Contributions on the part of the Company approximated $25,000, $22,000 and $14,000 for the years ended November 30, 1997, 1996 and
1995, respectively.

10.    Income Taxes:

       The (benefit) provision for income taxes consists of the following:

                                                                        Years Ended November 30,
                                                        -------------------------------------------------------
                                                            1997                 1996                   1995
                                                        ------------         ------------           -----------
       Current:
          Federal                                       $   (147,000)        $   (273,000)          $   290,000
          State                                                   -                 4,000                13,000
                                                        ------------         ------------           -----------

                                                            (147,000)            (269,000)              303,000
                                                        ------------         ------------           -----------
       Deferred:
          Federal                                           (195,000)             184,000               (32,000)
          State                                              (28,000)             (23,000)               (3,000)
                                                        ------------         ------------           -----------

                                                            (223,000)             161,000               (35,000)
                                                        ------------         ------------           -----------

                                                        $   (370,000)        $   (108,000)          $   268,000
                                                        ============         ============           ===========

       Net deferred income tax asset (liability) are comprised of the following:

                                                                                         November 30,
                                                                              ----------------------------------
                                                                                  1997                  1996
                                                                              ------------          ------------
       Inventories                                                            $     39,600          $     41,825
       Property, plant and equipment                                               (32,900)              (24,667)
       Tax carryforwards                                                           349,600                54,000
       Unearned compensation                                                      (204,900)             (275,340)
       Other                                                                         1,000               (10,783)
       Intangibles                                                                 187,600               157,117
       Valuation allowance                                                        (175,000)                   -
                                                                              ------------          ------------

                                                                              $    165,000          $    (57,848)
                                                                              ============          ============

          A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                                   % of
                                                                              Pre-Tax Earnings
                                                            ----------------------------------------------------
                                                                          Years Ended November 30,
                                                            ----------------------------------------------------
                                                              1997                  1996                  1995
                                                            --------              --------              --------
       U.S. Federal statutory income tax rate                 34.0%                 34.0%                 34.0%
       State income tax, net of federal tax benefit            4.5                   3.2                   4.0
       Valuation allowance                                   (12.5)                  -                     -
       Permanent differences                                   -                    (9.4)                 (1.4)
       Other                                                    .3                   (.7)                  1.2
                                                            ------                 -----                 -----

                                                              26.3%                 27.1%                 37.8%
                                                            ======                 =====                 =====

11.    Supplemental Information - Statement of Cash Flows:

       Cash paid during the years for:

                                                                         Years Ended November 30,
                                                          ------------------------------------------------------
                                                             1997                  1996                  1995
                                                          -----------           ----------           -----------
       Interest                                           $   265,000           $  142,000           $    35,000
                                                          ===========           ==========           ===========

       Income taxes                                       $        -            $  514,000           $   270,000
                                                          ===========           ==========           ===========

       In 1995, the Company issued stock to various parties in consideration of services to be provided (see Note 7).

12.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the fair value of the following classes of financial instruments were:

       Current Assets, Investments in Marketable Securities and Current
       Liabilities: The carrying amount of cash and temporary cash investments, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       Long-Term Debt: The carrying amount of long-term debt, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, approximate its fair value.

       The carrying amount and fair value of the Company's financial instruments are as follows:

                                                                         November 30,
                                               -----------------------------------------------------------------
                                                          1997                                 1996
                                               ----------------------------         ----------------------------
                                                Carrying           Fair              Carrying           Fair
                                                 Amount            Value              Amount            Value
                                               -----------      -----------         -----------      -----------
       Cash and cash equivalents               $   614,600      $   614,600         $   484,300      $   484,300
       Investments in marketable
         securities, at fair value               1,287,400        1,287,400           2,128,100        2,128,000
       Accounts receivable                       1,256,600        1,256,600           1,449,700        1,449,700
       Accounts payable and
         accrued expenses                          127,500          127,500              85,100           85,100
       Long-term debt                            3,000,000        3,000,000           3,000,000        3,000,000

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

10.09* Short Form Term Loan Agreement among PDK Labs Inc. and Chemical Bank, dated November 30, 1992

10.10** Amendment of Sales and Management between PDK Labs Inc. and the Company dated December 8, 1994

10.11** Consulting Agreement by and between the Company and Lidco, Ltd. dated January 3, 1995

10.12** Consulting Agreement by and between the Company and K.A.M. Group dated January 3, 1995

10.13*** Amendment No. 1 to Employment Agreement between Alan Novich and the Company dated as of December 1, 1995.

10.14*** Revolving Credit Agreement between PDK Labs Inc., Futurebiotics, Inc., PDI Labs Inc., and The Chase Manhattan Bank dated September 25, 1996.

10.15*** First Amendment and Waiver to Revolving Credit Agreement between PDK Labs Inc., Futurebiotics, Inc., PDI Labs Inc., and The Chase Manhattan Bank dated February 26, 1997.

10.16 Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc. and European American Bank dated as of August 20, 1997 and certain material exhibits thereto.

10.17 Assignment and Assumption Agreement by and among PDK Labs Inc., Futurebiotics, Inc. and Bank Leumi USA dated January 16, 1998.

10.18 Assignment and Assumption Agreement by and among PDK Labs Inc., Futurebiotics, Inc. and National Bank of Canada dated January 16, 1998.

10.19     First Amendment and Waiver to Credit Agreement by and among PDK Labs

          Inc., Futurebiotics, Inc., European American Bank, Bank Leumi USA and National Bank of Canada dated as of February 18, 1998.

--------------
* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 33-78022

** Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1994.

*** Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1996.

(B)  Reports on Form 8-K.

     None.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  New York, New York
        February 26, 1998


                                            FUTUREBIOTICS, INC.

                                            By: /s/ Reginald Spinello
                                                ---------------------------
                                                President and Chief Executive
                                                Officer


                                            By: /s/ Karine Hollander
                                                ---------------------------
                                                Chief Financial Officer and
                                                Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.


Signature                          Title                          Date
---------                          -----                          ----


/s/ Alan Novich                    Chairman of               February 26, 1998
-------------------------          the Board
Alan Novich


/s/ Reginald Spinello              President, Chief          February 26, 1998
-------------------------          Executive Officer
Reginald Spinello                  and Director


/s/ Michael Krasnoff               Secretary and             February 26, 1998
-------------------------          Director
Michael Krasnoff


/s/ Daniel Durchslag               Director                  February 26, 1998
-------------------------

Daniel Durchslag


/s/ Thomas Keith                   Director                  February 26, 1998
-------------------------
Thomas Keith