Form 10-Q
period 1998-02-28
FUTUREBIOTICS INC
filed 1998-04-13
CIK 922200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 28, 1998

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

                                                              Yes X   No
                                                                 ---    ---

   Class                                            Outstanding at April 2, 1998
------------                                        ----------------------------
Common Stock                                                  1,350,000

                               FUTUREBIOTICS, INC.
                               -------------------
                                    FORM 10-Q
                                    ---------
                                QUARTERLY REPORT
                                ----------------
                  For the Three Months Ended February 28, 1998
                  --------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                    Page to Page
                                                                    ------------

Financial Statements:

Condensed balance sheets...................................................1

Condensed statements of operations.........................................2

Condensed statements of cash flows.........................................3

Notes to condensed financial statements....................................4 - 6

Management's discussion and analysis
of financial condition and results
of operations..............................................................7 - 8

Legal proceedings..........................................................9

Signatures.................................................................10

                               FUTUREBIOTICS, INC.
                               -------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                      February 28, 1998     November 30, 1997
                                                     ------------------    ------------------
                                                        (Unaudited)

                  ASSETS
                  ------
CURRENT ASSETS:
  Cash and cash equivalents                          $          572,010    $          614,617
  Investment in marketable securities
    at fair value                                                94,991             1,088,093
  Accounts receivable (less allowance for doubtful
     accounts of $12,000)                                     1,308,039             1,256,639
  Inventories (Note 4)                                        3,630,304             3,288,417
  Due from parent                                             1,762,886             2,387,739
  Prepaid income taxes                                          153,667               153,617
  Prepaid expenses and other current assets                     553,956               450,420
  Deferred income tax asset (Note 8)                            279,500               215,000
                                                     ------------------    ------------------
 Total current assets                                         8,355,353             9,454,542
                                                     ------------------    ------------------

INVESTMENT IN MARKETABLE SECURITIES                             200,000               199,312

PROPERTY, PLANT AND EQUIPMENT, net
  of accumulated depreciation and amortization
  of $194,527 and $187,128, respectively                        222,759               256,217

INTANGIBLE ASSETS, net (Note 5)                                 510,906               561,717
OTHER ASSETS                                                    543,831               503,550
                                                     ------------------    ------------------
                                                     $        9,832,849    $       10,975,338
                                                     ==================    ==================

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                          114,706               127,478
                                                     ------------------    ------------------
 Total current liabilities                                      114,706               127,478
                                                     ------------------    ------------------


LONG-TERM DEBT (Note 6)                                       2,000,000             3,000,000
DEFERRED INCOME TAX LIABILITY (Note 8)                           29,000                50,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;
     1,350,000 issued and outstanding
  Preferred stock, $.0001 par value;                                135                   135
     authorized 8,335,000 shares; 8,335,000
     issued and outstanding                                         834                   834
  Additional paid-in capital                                  9,395,265             9,395,265
  Unearned compensation                                      (1,463,032)           (1,535,095)
  Unrealized (loss) on marketable securities                       (814)               (1,050)
  Retained earnings                                            (243,245)              (62,229)
                                                     ------------------    ------------------
                                                              7,689,143             7,797,860
                                                     ------------------    ------------------
                                                     $        9,832,849    $       10,975,338
                                                     ==================    ==================

                               FUTUREBIOTICS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (Unaudited)
                                   -----------

                                             Three Months Ended
                                             ------------------
                                         February 28,   February 28,
                                         ------------   ------------
                                             1998          1997
                                             ----          ----

NET SALES                                $ 2,344,537    $ 2,777,760

COSTS AND EXPENSES:
   Cost of sales                           1,376,074      1,208,651
   Selling, general and administrative     1,211,285      1,771,844
                                         -----------    -----------
                                           2,587,359      2,980,495

OPERATING LOSS                              (242,822)      (202,735)


OTHER:
    Interest income                          (27,193)       (55,057)
    Interest expense                          58,237         61,106
    Other                                     (7,350)            --
                                         -----------    -----------
                                              23,694          6,049
                                         -----------    -----------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                         (266,516)      (208,784)

INCOME TAX BENEFIT                           (85,500)      (100,000)
                                         -----------    -----------

NET LOSS                                 $  (181,016)   $  (108,784)
                                         ===========    ===========

LOSS PER COMMON SHARE                    $      (.13)   $      (.08)
                                         -----------    -----------

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                            1,350,000     1 ,350,000
                                         -----------    -----------

                               FUTUREBIOTICS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)
                                   -----------

                                                             Three Months Ended
                                                             ------------------
                                                         February 28,   February 28,
                                                         ------------   ------------
                                                            1998           1997
                                                            ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $  (181,016)   $  (108,784)
  Adjustments to reconcile net (loss) to net
     cash (used in) operating activities:
     Depreciation and amortization                           158,398        442,093
     Deferred income tax benefit                             (85,500)       (43,000)
    Changes in operating assets and liabilities:
        (Increase) decrease in assets:
        Accounts receivable                                  (51,400)       115,336
        Inventories                                         (341,887)      (866,617)
        Due to/from parent                                   624,853        470,356
        Prepaid income taxes                                     (50)        52,620
        Prepaid expenses and other current assets           (103,536)      (202,997)
        Other assets                                         (40,281)      (129,886)
       Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                (12,772)       (20,709)
                                                         -----------    -----------
       Total adjustments                                     147,825       (182,804)
                                                         -----------    -----------
       Net cash used in operating activities                 (33,191)      (291,588)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments                                   992,650      1,389,783
   Purchase of property, plant and equipment                  (2,066)          --
   Acquisition of intangible assets                             --           (2,037)
                                                         -----------    -----------
   Net cash provided by investing activities                 990,584      1,387,746
                                                         -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                     (1,000,000)          --
                                                         -----------    -----------
    Net cash used in financing activities                 (1,000,000)          --
                                                         -----------    -----------

  Net (decrease)/increase in cash and cash equivalents       (42,607)     1,096,158
  Cash and cash equivalents at beginning of period           614,617        484,285
                                                         -----------    -----------

  Cash and cash equivalents at end of period             $   572,010    $ 1,580,443
                                                         ===========    ===========

                               FUTUREBIOTICS, INC.
                               -------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                      ------------------------------------

1.       Basis of Presentation:
         ---------------------

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of February 28, 1998 and the results of operations and statements of cash flows for the three months ended February 28, 1998 and 1997. The balance sheet as of November 30, 1997 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1997. The results of operations and cash flows for the three months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.

2.       Concentration of Credit Risk:
         -----------------------------

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

3.       Investment in Marketable Securities:
         ------------------------------------

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

4.       Inventories:
         ------------

         Inventories, consisting principally of finished goods, at February 28, 1998 have been estimated using the gross profit method.

                               FUTUREBIOTICS, INC.
                               -------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                      ------------------------------------
                                   (Continued)
                                   -----------

5.       Intangible Assets:
         ------------------

         Intangible assets consist of the following:

                                         Nine Months Ended     Year Ended
                                         -----------------     ----------
                                            February 28,      November 30,
                                            ------------      ------------
                                               1998               1997
                                               ----               ----
                                            (Unaudited)
                                            -----------

         Customer lists                  $         384,212    $   384,212
         Covenants not to compete                  845,000        845,000
         Goodwill                                  300,000        300,000
         Other                                      25,000         25,000
                                         -----------------    -----------
                                                 1,554,212      1,554,212
         Less accumulated amortization          (1,043,306)      (992,495)
                                         -----------------    -----------

                                         $         510,906    $   561,717
                                         =================    ===========


6.       Long-Term Debt
         --------------

         The Company and its parent maintain credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

         The Revolving Agreement which extends through September 2000, provides for aggregate borrowings of up to $15,000,000 with a sublimit of $4,000,000 for the Company and $11,000,000 for the parent. Borrowings under the Revolving Agreement bear interest at the bank's prime rate or the Eurodollar rate plus 1.75%, at the Company's option.


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

         The prime rate at February 28, 1998 was 8 1/2%

                               FUTUREBIOTICS, INC.
                               -------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                      THREE MONTHS ENDED FEBRUARY 28, 1998
                      ------------------------------------
                                   (Continued)
                                   -----------

7.       Stockholders' Equity:
         ---------------------

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Loss per common share is computed by dividing the net loss by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are excluded from the calculation as the effect is antidilutive. The loss per share was retroactively restated to reflect FASB No. 128 for the three months ended February 28, 1997.


8.       Income Taxes:
         -------------

         The tax effects of temporary differences that give rise to the net deferred income tax asset (liability) are comprised of the following:

                                 February 28, 1998    November 30, 1997
                                 -----------------    -----------------
                                   (Unaudited)

                                        Net                  Net
                                        ---                  ---
                                     Deferred             Deferred
                                     --------             --------
                                    Income Tax           Income Tax
                                    ----------           ----------
                                 Asset (Liability)    Asset (Liability)
                                 -----------------    -----------------
         Inventories             $          39,600    $          39,600
         Property, plant and
           equipment                       (35,300)             (32,900)
         Tax carryforwards                 184,800              349,600
         Unearned compensation            (190,900)            (204,900)
         Other                              55,100                1,000
         Intangibles                       197,200              187,600
         Valuation allowance                  --               (175,000)
                                 -----------------    -----------------
                                 $         250,500    $         165,000
                                 =================    =================

                               FUTUREBIOTICS, INC.
                               -------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         Net sales for the three month periods ended February 28, 1998 and 1997 approximated $2,345,000 and $2,778,000, respectively. Gross profit on these sales approximated $968,000 (41% of net sales) and $1,569,000 (56% of net sales) for the three months ended February 28, 1998 and 1997, respectively. The decrease in the gross profit percentage is attributable to changes being implemented to the Company's price structure and a change in the mix of sales.

         Selling, general and administrative expenses were $1,211,000 (52% of net sales) and $1,772,000 (64% of net sales) for the three month periods ended February 28, 1998 and 1997, respectively. The decrease is primarily attributable to a decrease in promotional costs associated with a marketing program which was discontinued.

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

Liquidity and Capital Resources
-------------------------------

         The Company had net working capital of approximately $8,241,000 at February 28, 1998.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $33,000, which reflects a net loss of approximately ($181,000), increases in accounts receivable ($51,000), inventories ($342,000), prepaid expenses and other current assets ($104,000), other assets ($40,000), and an adjustment for deferred income tax benefit ($86,000), offset by a decrease in due to/from parent ($625,000), and an adjustment for depreciation and amortization expense of ($158,000).

         Net cash provided by investing activities approximated $991,000 principally attributable to the sale and maturity of securities ($993,000), net of acquisition of fixed assets ($2,000).

                               FUTUREBIOTICS, INC.
                               -------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)
                                   -----------

         The statement also reflects net cash used in financing activities of ($1,000,000), representing repayments of the revolving credit line.

         The Company and its parent maintain credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

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

PART II - OTHER INFORMATION
---------------------------

         Item 1. - Legal Proceedings
         ---------------------------

         Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1997.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FUTUREBIOTICS, INC.

Dated:  April 13, 1998                     By: /Karine Hollander/
                                              ------------------------
                                               Karine Hollander
                                               Chief Financial Officer