Form 10-Q
period 1998-05-31
FUTUREBIOTICS INC
filed 1998-07-16
CIK 922200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to
                        Commission File Number: 33-78022

                               FUTUREBIOTICS, INC.
                               -------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            11-3205937
-------------------------------                        ------------------------
(State or other jurisdiction of                       (State or I.R.S. Employer
 incorporation of organization)                        Identification Number)

                               145 Ricefield Lane
                               Hauppauge, New York
                           ---------------------------
                    (Address of principal executive offices)

                                      11788
                                   ----------
                                   (Zip Code)

                                 (516) 273-2630
                                 --------------
               (Registrant's telephone number including area code)

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

    Class                                          Outstanding at July 14, 1998
------------                                       ----------------------------
Common Stock                                                  1,350,000

                               FUTUREBIOTICS, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                      FOR THE SIX MONTHS ENDED MAY 31, 1998


                                TABLE OF CONTENTS
                                -----------------

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

                               FUTUREBIOTICS, INC.
                               -------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                                                           NOVEMBER 30,
                                                        MAY 31, 1998           1997
                                                        ------------       ------------
                                                        (UNAUDITED)
                                ASSETS
                                ------
 CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                              $    488,548       $    614,617
  INVESTMENT IN MARKETABLE SECURITIES
    AT FAIR VALUE                                            200,000          1,088,093
  ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR DOUBTFUL
     ACCOUNTS OF $12,000)                                  1,409,253          1,256,639
  INVENTORIES (NOTE 4)                                     3,337,623          3,288,417
  DUE FROM PARENT                                          1,712,517          2,387,739
  PREPAID INCOME TAXES                                        21,662            153,617
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                  442,358            450,420
  DEFERRED INCOME TAX ASSET (NOTE 8)                         307,500            215,000
                                                        ------------       ------------
 TOTAL CURRENT ASSETS                                      7,919,461          9,454,542
                                                        ------------       ------------

INVESTMENT IN MARKETABLE SECURITIES                             --              199,312

PROPERTY, PLANT AND EQUIPMENT, NET
  OF ACCUMULATED DEPRECIATION AND AMORTIZATION
  OF $184,343 AND $187,128, RESPECTIVELY                     188,169            256,217

INTANGIBLE ASSETS, NET (NOTE 5)                              492,116            561,717
OTHER ASSETS                                                 509,816            503,550
                                                        ------------       ------------
                                                        $  9,109,562       $ 10,975,338
                                                        ============       ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        78,412            127,478
                                                        ------------       ------------
 TOTAL CURRENT LIABILITIES                                    78,412            127,478
                                                        ------------       ------------

LONG-TERM DEBT (NOTE 6)                                    1,400,000          3,000,000
DEFERRED INCOME TAX LIABILITY (NOTE 8)                         8,000             50,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.0001 PAR VALUE;
     AUTHORIZED 40,000,000 SHARES;
     1,350,000 ISSUED AND OUTSTANDING                            135                135
  PREFERRED STOCK, $.0001 PAR VALUE;
    AUTHORIZED 8,335,000 SHARES; 8,335,000
     ISSUED AND OUTSTANDING                                      834                834
  ADDITIONAL PAID-IN CAPITAL                               9,395,265          9,395,265
  UNEARNED COMPENSATION                                   (1,390,969)        (1,535,095)
  UNREALIZED (LOSS) ON MARKETABLE SECURITIES                    (795)            (1,050)
  DEFICIT                                                   (381,320)           (62,229)
                                                        ------------       ------------
                                                           7,623,150          7,797,860
                                                        ------------       ------------
                                                        $  9,109,562       $ 10,975,338
                                                        ============       ============

                               FUTUREBIOTICS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)
                                   -----------

                                                    SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                    ----------------                 ------------------
                                                        MAY 31,                            MAY 31,
                                                        -------                            -------

                                                1998              1997             1998              1997
                                                ----              ----             ----              ----


NET SALES                                   $ 5,105,440       $ 6,028,061       $ 2,760,903       $ 3,250,301

COSTS AND EXPENSES:
   COST OF SALES                              3,031,129         2,609,990         1,655,055         1,401,339
   SELLING, GENERAL AND ADMINISTRATIVE        2,471,197         3,718,652         1,259,912         1,946,808
                                            -----------       -----------       -----------       -----------
                                              5,502,326         6,328,642         2,914,967         3,348,147


OPERATING LOSS                                 (396,886)         (300,581)         (154,064)          (97,846)


OTHER:
    INTEREST INCOME                             (37,065)          (83,300)           (9,872)          (28,243)
    INTEREST EXPENSE                             98,576           121,574            40,339            60,468
    OTHER                                        (4,806)             --               2,544              --
                                            -----------       -----------       -----------       -----------
                                                 56,705            38,274            33,011            32,225
                                            -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                            (453,591)         (338,855)         (187,075)         (130,071)

INCOME TAX BENEFIT                             (134,500)         (130,000)          (49,000)          (30,000)
                                            -----------       -----------       -----------       -----------

NET LOSS                                    $  (319,091)      $  (208,855)      $  (138,075)      $  (100,071)
                                            ===========       ===========       ===========       ===========

LOSS PER COMMON SHARE                       $      (.23)      $      (.15)      $      (.10)      $      (.07)
                                            -----------       -----------       -----------       -----------

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                               1,350,000         1,350,000         1,350,000         1,350,000
                                            -----------       -----------       -----------       -----------

                               FUTUREBIOTICS, INC.
                               -------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (UNAUDITED)

                                                                       SIX MONTHS ENDED
                                                                       ----------------
                                                                            MAY 31,
                                                                            -------

                                                                    1998              1997
                                                                    ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                      $  (319,091)      $  (208,855)
  ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET
     CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                  265,099           883,051
     DEFERRED INCOME TAX BENEFIT                                   (134,500)          (72,848)
     LOSS ON SALE OF EQUIPMENT                                        4,525              --
     CHANGES IN OPERATING ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN ASSETS:
        ACCOUNTS RECEIVABLE                                        (152,614)          453,702
        INVENTORIES                                                 (49,206)       (1,807,420)
        DUE TO/FROM PARENT                                          675,222          (308,180)
        PREPAID INCOME TAXES                                        131,955           346,218
        PREPAID EXPENSES AND OTHER CURRENT ASSETS                     8,062          (112,819)
        OTHER ASSETS                                                 (6,266)          (31,068)
       INCREASE (DECREASE) IN LIABILITIES:
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                       (49,066)           29,083
                                                                -----------       -----------
       TOTAL ADJUSTMENTS                                            693,211          (620,281)
                                                                -----------       -----------
       NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES          374,120          (829,136)
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   DECREASE IN INVESTMENTS                                        1,087,660         1,091,978
   PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                         (2,849)           (7,295)
   ACQUISITION OF INTANGIBLE ASSETS                                    --              (2,037)
   PROCEEDS FROM SALE OF EQUIPMENT                                   15,000              --
                                                                -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                         1,099,811         1,082,646
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENT OF DEBT                                            (1,600,000)             --
                                                                -----------       -----------
    NET CASH USED IN FINANCING ACTIVITIES                        (1,600,000)             --
                                                                -----------       -----------

  NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             (126,069)          253,510
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  614,617           484,285
                                                                -----------       -----------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   488,548       $   737,795
                                                                ===========       ===========

                               FUTUREBIOTICS, INC.
                               -------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                          SIX MONTHS ENDED MAY 31, 1998
                          -----------------------------



1.   BASIS OF PRESENTATION:
     ----------------------

     The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of May 31, 1998 and the results of operations and statements of cash flows for the six months ended May 31, 1998 and 1997. The balance sheet as of November 30, 1997 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1997. The results of operations and cash flows for the six months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

4.   INVENTORIES:
     ------------

     Inventories, consisting principally of finished goods, at May 31, 1998 have been estimated using the gross profit method.

                               FUTUREBIOTICS, INC.
                               -------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                          SIX MONTHS ENDED MAY 31, 1998
                          -----------------------------
                                   (CONTINUED)
                                   -----------

5.   INTANGIBLE ASSETS:

     Intangible assets consist of the following:

                                     SIX MONTHS ENDED             YEAR ENDED
                                     ----------------             ----------
                                         MAY 31,                 NOVEMBER 30,
                                         -------                 ------------
                                          1998                       1997
                                          ----                       ----
                                       (UNAUDITED)
                                       -----------
   Customer lists                     $    384,212               $   384,212
   Covenants not to compete                845,000                   845,000
   Goodwill                                300,000                   300,000
   Other                                    25,000                    25,000
                                      ------------               -----------
                                         1,554,212                 1,554,212
   Less accumulated amortization        (1,062,096)                 (992,495)
                                      ------------               -----------

                                      $    492,116               $   561,717
                                      ============               ===========


6.   LONG-TERM DEBT:
     ---------------

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

         The prime rate at May 31, 1998 was 8 1/2%.

 .

                               FUTUREBIOTICS, INC.
                               -------------------
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                          SIX MONTHS ENDED MAY 31, 1998
                          -----------------------------
                                   (CONTINUED)
                                   -----------

7.   STOCKHOLDERS' EQUITY:
     ---------------------

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Loss per common share is computed by dividing the net loss by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are excluded from the calculation as the effect is antidilutive. The loss per share was retroactively restated to reflect FASB No. 128 for the six and three months ended May 31, 1997.

8.   INCOME TAXES:
     -------------

     The tax effects of temporary differences that give rise to the net deferred income tax asset (liability) are comprised of the following:

                                   MAY 31, 1998         NOVEMBER 30, 1997
                                   ------------         -----------------
                                    (UNAUDITED)

                                       NET                    NET
                                       ---                    ---
                                    DEFERRED               DEFERRED
                                    --------               --------
                                   INCOME TAX             INCOME TAX
                                   ----------             ----------
                                ASSET (LIABILITY)       ASSET (LIABILITY)
                                -----------------       -----------------

   Inventories                     $   39,600              $   39,600
   Property, plant and
     equipment                        (37,700)                (32,900)
   Tax carryforwards                  205,400                 349,600
   Unearned compensation             (177,100)               (204,900)
   Other                               62,500                   1,000
   Intangibles                        206,800                 187,600
   Valuation allowance                     --                (175,000)
                                   ----------              ----------
                                   $  299,500              $  165,000
                                   ==========              ==========

                               FUTUREBIOTICS, INC.
                               -------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------



     Net sales for the six and three month periods ended May 31, 1998 approximated $5,105,000 and $2,761,000 respectively, as compared to $6,028,000 and $3,250,000 in the corresponding periods. Gross profit on these sales approximated $2,074,000 (41% of sales) and $1,106,000 (40% of sales) for the six and three month periods ended May 31, 1998 as compared to $3,418,000 (57% of sales) and $1,849,000 (57% of sales) in the corresponding period. The decrease in the gross profit percentage is attributable to changes being implemented to the Company's price structure and a change in the mix of sales.

     Selling, general and administrative expenses approximated $2,471,000 and $1,260,000 for the six and three months ended May 31, 1998, respectively. As a percentage of sales, these amounts represent 48% and 46% respectively, as compared to 62% and 60% in the corresponding period. The decrease is primarily attributable to a decrease in promotional costs associated with a marketing program which was discontinued.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has engaged computer consultants and is establishing processes for evaluating and managing the risk and cost associated with this problem. In the opinion of management, the costs of addressing this problem will not materially affect the financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had net working capital of approximately $7,841,000 at May 31, 1998.

     The Company's statement of cash flows reflects cash provided by operations of approximately $374,000, which reflects a net loss of approximately ($319,000), increases in accounts receivable ($153,000), inventories ($49,000), a decrease in accounts payable and accrued expenses ($49,000), and an adjustment for deferred income tax benefit ($135,000), offset by a decrease in due to/from parent ($675,000), prepaid income taxes ($132,000), and an adjustment for depreciation and amortization expense of ($265,000).

     Net cash provided by investing activities approximated $1,100,000 principally attributable to sale and maturity of securities ($1,088,000), proceeds from sale of equipment ($15,000), net of acquisition of property, plant and equipment ($3,000).

                               FUTUREBIOTICS, INC.
                               -------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (CONTINUED)
                                   -----------



     The statement also reflects net cash used in financing activities of ($1,600,000), representing repayments on the revolving credit line.

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




                               FUTUREBIOTICS, INC.




DATED: JULY 17, 1998                 BY:  /Karine Hollander/
                                        ----------------------------
                                          KARINE HOLLANDER
                                          CHIEF FINANCIAL OFFICER