Form 10-Q
period 1998-08-31
FUTUREBIOTICS INC
filed 1998-10-15
CIK 922200

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 1998

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

                                     11788
                             ---------------------
                                   (Zip Code)

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
                                                    Yes   X        No
                                                        ------        ------

    Class                                 Outstanding at October 7, 1998
------------                              ------------------------------
Common Stock                                         1,350,000

                              FUTUREBIOTICS, INC.
                                   FORM 10-Q
                                QUARTERLY REPORT
                   For the Nine Months Ended August 31, 1998

                               TABLE OF CONTENTS

                                                                    Page to Page
                                                                    ------------
         Financial Statements:

         Condensed balance sheets...................................     1

         Condensed statements of operations.........................     2

         Condensed statements of cash flows.........................     3

         Notes to condensed financial statements....................    4-5

         Management's discussion and analysis
         of financial condition and results
         of operations..............................................    6-7

         Legal proceedings..........................................     8

         Signatures.................................................     9

                              FUTUREBIOTICS, INC.
                            CONDENSED BALANCE SHEETS

                                                                       August 31, 1998             November 30, 1997
                                                                       ---------------             -----------------
                                                                        (Unaudited)
                   ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                                              $    423,977                $     614,617
  Investment in marketable securities
    at fair value                                                             -                          1,088,093
  Accounts receivable (less allowance for doubtful
     accounts of $12,000)                                                     863,308                    1,256,639
  Inventories (Note 3)                                                      3,797,938                    3,288,417
  Due from parent                                                             903,796                    2,387,739
  Prepaid income taxes                                                         21,662                      153,617
  Prepaid expenses and other current assets                                   290,629                      450,420
  Deferred income tax asset (Note 7)                                          327,000                      215,000
                                                                         ------------                 ------------
  Total current assets                                                      6,628,310                    9,454,542
                                                                         ------------                 ------------

INVESTMENT IN MARKETABLE SECURITIES                                           -                            199,312

PROPERTY, PLANT AND EQUIPMENT, net
  of accumulated depreciation and amortization
  of $200,686 and $187,128, respectively                                      208,720                      256,217

INTANGIBLE ASSETS, net (Note 4)                                               460,517                      561,717
OTHER ASSETS                                                                  435,691                      503,550
                                                                         ------------                 ------------
                                                                          $ 7,733,238                  $10,975,338
                                                                         ============                 ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                    $    64,398                  $   127,478
                                                                         ------------                 ------------
 Total current liabilities                                                $    64,398                  $   127,478
                                                                         ------------                 ------------

LONG-TERM DEBT (Note 5)                                                       -                          3,000,000
DEFERRED INCOME TAX LIABILITY (Note 7)                                        -                             50,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;
     1,350,000 issued and outstanding                                              135                         135
  Preferred stock, $.0001 par value;
    authorized 8,335,000 shares; 8,335,000
     issued and outstanding                                                       834                          834
  Additional paid-in capital                                                9,395,265                    9,395,265
  Unearned compensation                                                    (1,318,906)                  (1,535,095)
  Unrealized loss on marketable securities                                    -                             (1,050)
  Deficit                                                                    (408,488)                     (62,229)
                                                                          -----------                  -----------
                                                                            7,668,840                    7,797,860
                                                                          -----------                  -----------
                                                                          $ 7,733,238                  $10,975,338
                                                                          ===========                  ===========

                              FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               Nine Months Ended                         Three Months Ended
                                                               -----------------                         ------------------
                                                                  August 31,                                 August 31,
                                                                  ----------                                 ----------
                                                         1998                    1997              1998                     1997
                                                         ----                    ----              ----                     ----
NET SALES                                             $ 7,655,802          $ 8,753,561             $ 2,550,362         $ 2,725,500

COSTS AND EXPENSES:
   Cost of sales                                        4,521,730            4,049,656               1,490,601           1,439,666
   Selling, general and administrative                  3,581,925            5,405,311               1,110,728           1,686,659
                                                     ------------          -----------             -----------         -----------
                                                        8,103,655            9,454,967               2,601,329           3,126,325

OPERATING LOSS                                           (447,853)            (701,406)                 (50,967)          (400,825)

OTHER:
    Loan cost expense                                     -                     51,097                  -                    51,097
    Interest income                                       (51,202)            (111,906)                 (14,137)            (28,606)
    Interest expense                                      120,896              219,319                   22,320              97,745
    Other                                                  (9,288)            -                          (4,482)                -
                                                     ------------          -----------              -----------          ----------
                                                           60,406              158,510                    3,701             120,236
                                                     ------------          -----------              -----------          ----------
LOSS BEFORE PROVISION
   FOR INCOME TAXES                                      (508,259)            (859,916)                 (54,668)           (521,061)

INCOME TAX BENEFIT                                       (162,000)            (252,000)                 (27,500)           (122,000)
                                                     ------------           ----------              -----------          ----------

NET LOSS                                             $   (346,259)          $ (607,916)             $   (27,168)         $ (399,061)
                                                     ============           ==========              ===========          ==========

LOSS PER COMMON SHARE                                $       (.26)         $      (.45)             $      (.02)         $     (.30)
                                                     ------------          -----------             ------------          ----------

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                         1,350,000            1,350,000                1,350,000           1,350,000
                                                     ------------          -----------             ------------          ----------

                              FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                    -----------------
                                                                                                       August 31,
                                                                                                       ----------
                                                                                              1998                   1997
                                                                                              ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $   (346,259)      $   (607,916)
  Adjustments to reconcile net (loss) to net
     cash provided by/(used in) operating activities:
     Depreciation and amortization                                                               385,104          1,259,940
     Deferred income tax benefit                                                                (162,000)          (104,848)
     Loan cost expense                                                                             -                 51,097
     Loss on sale of equipment                                                                     4,525             -
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
        Accounts receivable                                                                      393,331            242,947
        Inventories                                                                             (509,521)        (1,374,511)
        Due to/from parent                                                                     1,483,943           (576,352)
        Prepaid income taxes                                                                     131,955            263,068
        Prepaid expenses and other current assets                                                159,791             29,466
        Other assets                                                                              67,859             38,801
       Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                                    (63,081)             2,874
                                                                                            ------------       ------------
       Total adjustments                                                                       1,891,906           (167,518)
                                                                                            ------------       ------------
       Net cash provided by/(used in) operating activities                                     1,545,647           (775,434)
                                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments                                                                    1,288,455           1,328,380
   Purchase of property, plant and equipment                                                    (39,742)             (7,295)
   Disposal of property, plant and equipment                                                      -                   2,904
   Acquisition of intangible assets                                                               -                  (2,037)
   Proceeds from sale of equipment                                                               15,000              -
                                                                                            -----------        ------------
Net cash provided by investing activities                                                     1,263,713           1,321,952
                                                                                            -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit line                                                            -              3,000,000
   Repayment of debt                                                                         (3,000,000)        (3,000,000)
                                                                                            -----------        -----------
   Net cash used in financing activities                                                     (3,000,000)             -
                                                                                            -----------        -----------

   Net (decrease)/increase in cash and cash equivalents                                        (190,640)           546,518
   Cash and cash equivalents at beginning of period                                             614,617            484,285
                                                                                            -----------        -----------

   Cash and cash equivalents at end of period                                               $   423,977        $ 1,030,803
                                                                                            ===========        ===========

                              FUTUREBIOTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1998

1.       Basis of Presentation:

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of August 31, 1998 and the results of operations and statements of cash flows for the nine months ended August 31, 1998 and 1997. The balance sheet as of November 30, 1997 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1997. The results of operations and cash flows for the nine months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods, at August 31, 1998 have been estimated using the gross profit method.

4.       Intangible Assets:

         Intangible assets consist of the following:

                                                                          Nine Months Ended                Year Ended
                                                                          -----------------                ----------
                                                                             August 31,                   November 30,
                                                                             ----------                   ------------
                                                                                1998                          1997
                                                                                ----                          ----
                                                                             (Unaudited)
         Customer lists                                                      $   384,212                    $  384,212
         Covenants not to compete                                                845,000                       845,000
         Goodwill                                                                300,000                       300,000
         Other                                                                    25,000                        25,000
                                                                             -----------                    ----------
                                                                               1,554,212                     1,554,212
         Less accumulated amortization                                        (1,093,695)                     (992,495)
                                                                             -----------                    ----------

                                                                             $   460,517                    $  561,717
                                                                             ===========                    ==========

                              FUTUREBIOTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 1998
                                  (Continued)

5.       Long-Term Debt:

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

         The prime rate at August 31, 1998 was 8 1/2%.

6.       Stockholders' Equity:

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Loss per common share is computed by dividing the net loss by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are excluded from the calculation as the effect is antidilutive. The loss per share was retroactively restated to reflect FASB No. 128 for the nine and three months ended August 31, 1997.

7.       Income Taxes:

         The tax effects of temporary differences that give rise to the net deferred income tax asset (liability) are comprised of the following:

                                                                   August 31, 1998                      November 30, 1997
                                                                   ---------------                      -----------------
                                                                     (Unaudited)

                                                                        Net                                  Net
                                                                     Deferred                             Deferred
                                                                    Income Tax                           Income Tax
                                                                 Asset (Liability)                    Asset (Liability)
                                                                 -----------------                    -----------------
         Inventories                                                $  39,600                             $  39,600
         Property, plant and
           equipment                                                  (40,100)                              (32,900)
         Tax carryforwards                                            201,000                               349,600
         Unearned compensation                                       (163,100)                             (204,900)
         Other                                                         73,400                                 1,000
         Intangibles                                                  216,200                               187,600
         Valuation allowance                                           -                                   (175,000)
                                                                 ------------                           -----------
                                                                    $ 327,000                             $ 165,000
                                                                 ============                           ===========

                              FUTUREBIOTICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales for the nine and three months ended August 31, 1998 approximated $7,656,000 and $2,550,000, respectively, as compared to $8,754,000 and $2,726,000 in the corresponding periods. Gross profit on these sales approximated $3,134,000 (41% of sales) and $1,060,000 (42% of sales) for the nine and three month periods ended August 31, 1998 as compared to $4,704,000 (54% of sales) and $1,286,000 (47% of sales) in the corresponding period. The decrease in the gross profit percentage is attributable to changes being implemented to the Company's price structure and a change in the mix of sales.

         Selling, general and administrative expenses approximated $3,582,000 and $1,111,000 for the nine and three months ended August 31, 1998, respectively. As a percentage of sales, these amounts represent 47% and 44% respectively, as compared to 62% and 62% in the corresponding period. The decrease is primarily attributable to a decrease in promotional costs associated with a marketing program which was discontinued.

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

Liquidity and Capital Resources

         The Company had net working capital of approximately $6,564,000 at August 31, 1998.

         The Company's statement of cash flows reflects cash provided by operations of approximately $1,546,000, which reflects a net loss of approximately ($346,000), decreases in accounts receivable ($393,000), due from parent ($1,484,000), prepaid income taxes ($132,000), prepaid expenses and other current assets ($160,000) and an adjustment for depreciation and amortization ($385,000), offset by an increase in inventories ($509,000), accounts payable and accrued expenses ($63,000) and an adjustment for deferred income tax benefit ($162,000).

         Net cash provided by investing activities approximated $1,264,000 principally attributable to the sale and maturity of securities ($1,288,000), proceeds from sale of property, plant and equipment ($15,000), net of acquisition of property, plant and equipment ($40,000).

                              FUTUREBIOTICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

         The statement also reflects net cash used in financing activities of ($3,000,000), representing repayments on the revolving credit line.

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

                                           FUTUREBIOTICS, INC.

Dated: October 13, 1998                    By:   /Karine Hollander/
                                               ------------------------------
                                                 Karine Hollander
                                                 Chief Financial Officer