Form 10-K405
period 1998-11-30
FUTUREBIOTICS INC
filed 1999-03-15
CIK 922200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

     /x/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended November 30, 1998.

     /_/ Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from ___________________ to ___________________.

Commission File No. 0-24530

                               FUTUREBIOTICS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                      11-3205937
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


145 Ricefield Lane
Hauppauge, New York                                                     11788
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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

           Issuer's revenues for its most recent fiscal year were $10,304,000.

           The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 5, 1999, was approximately $4,050,000.

           Number of shares outstanding of the issuer's common stock, as of March 5, 1999, was 1,350,000.

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

           The Company's primary product line consists of more than 150 items, including multi-vitamin/mineral formulas, green superfood powders, herbal/mineral tonics and herbal complexes, and specific specialty supplements. All of the Company's products are supplied by its parent company, PDK Labs Inc.

           This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; uncertainties relating to global economic conditions; market acceptance of competing products; the availability and cost of raw materials, the Company's ability to successfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to manage fixed and variable expense growth relative to revenue growth.

Recent Developments

           On March 3, 1999, an Asset Purchase Agreement (the "Purchase Agreement") was executed by and among FB Acquisition Corp., a Delaware corporation ("FB Acquisition"), Nutraceutical Corporation, a Delaware corporation ("Nutraceutical"), the Company and PDK Labs, Inc., a New York corporation ("PDK"), pursuant to which FB Acquisition agreed to acquire, and the Company agreed to sell, (the "Transaction") substantially all of the Company's assets (the "Assets").

           As consideration for the Assets, FB Acquisition has agreed to pay in cash (i) $3,700,000, (ii) the value of purchased inventory up to $1,500,000, and
(iii) the net book value of accounts receivables up to a maximum of $725,000. The purchase price is subject to adjustment in the event that the proceeds actually received from collecting the purchased accounts receivable differs from the amount of purchased accounts receivable.

           In connection with the Transaction, the Company anticipates entering into a Transition Service Agreement at closing which will require the Company to provide certain services to FB

Acquisition on a temporary basis to facilitate a smooth transition of the transfer of the Assets to FB Acquisition.

           The closing ("Closing") of the Transaction is subject to the approval of the Company's stockholders and the satisfaction of other customary conditions. PDK, the majority stockholder of the Company has agreed to vote the shares of the Company's capital stock held by it in favor of the Transaction. The Company anticipates Closing the Transaction during the second calendar quarter of 1999.

           Following the Closing, the Company shall be restricted from engaging in merchandising, distribution or sale of (i) a broad line of branded nutritional supplements, other than to mass merchandisers, or (ii) any of the Company's proprietary products and/or formulations. As a result, the Company intends to commence a new business.

           The following is a summary of the Company's business (the "Business") as of the date hereof and in the event that the Transaction is consummated, the Company will no longer be engaged in the Business.

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

Trademarks and Patents

           The Company owns various trademarks which have been registered with the United States Patent and Trademark Office ("PTO"). To the Company's knowledge, the Company has the common law right to use such servicemarks on its products and in the marketing of its services. The Company has retained trademark counsel and presently intends to make all appropriate filings and registrations and take all other actions necessary, to protect all of its intellectual property rights.

Conflicts of Interests

           As of November 30, 1998, PDK owned fifty one and nine tenths (51.9%) percent of the Company's outstanding shares of Common Stock and one hundred (100%) percent of its Preferred Stock. At present, PDK supplies all of the Company's products, as well as certain management and administrative facilities and personnel. It is anticipated that PDK will continue to supply a significant percentage of the Company's products, at or near present levels, as well as administrative and support services, and that the Company will continue to operate its executive offices, distribution and packaging at facilities leased and managed by PDK. In addition, four (4) members of PDK's Board of Directors, Reginald Spinello, Karine Hollander, Thomas Keith and Lawrence Simon, are also members of the Company's Board of Directors. Reginald Spinello, a Director and the President and Chief Executive Officer of the Company, is PDK's President and Chief Executive Officer. Because of PDK's ownership interest in the Company, the identity of certain management and PDK's role as a significant supplier to the Company, certain conflicts of interest may occur between the Company and PDK.

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

Employees

           As of March 1, 1999, the Company employs a total of 13 employees on a full time basis. The Company utilizes PDK for a majority of its administrative functions.

Item 2. PROPERTIES.

           The Company's corporate, sales, and advertising offices are located at the offices of PDK Labs Inc., 145 Ricefield Lane, Hauppauge, New York 11788, (telephone number (516) 273-6300).

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

           Donald Zinman ("Zinman") served and filed a complaint (the "Zinman Complaint") against PDK and its majority-owned subsidiary, Futurebiotics, Inc. ("Futurebiotics") dated May 16, 1997 in a litigation entitled Zinman v. PDK Labs Inc. and Futurebiotics, Inc. in the Eastern

District of New York. The Zinman Complaint alleges breach of contract in that PDK failed to pay amounts under an Amended Consulting Agreement between Zinman and PDK. On November 24, 1998, the Company settled the lawsuit in its entirety for $450,000.

           Although the Company is not a party to the following legal proceedings, PDK has been named in the following litigations:

           On February 4, 1994 PDK was named as a defendant in a litigation entitled Hillary L. Dufficy v. PDK Labs Inc. in the Superior Court of the State of Connecticut, alleging a product liability claim pursuant to Section 52-572m of the Connecticut General Statutes. The action seeks unspecified monetary damages. The Court granted PDK's motion for summary judgment dismissing the action and plaintiff has appealed the decision. PDK intends to vigorously defend the lawsuit and has referred the action to its product liability insurer.

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

           In his Answer and Counterclaim (the "Counterclaim"), the executive offers general denials of these allegations and interposes both personal counterclaims and derivative claims. The executive's personal Counterclaim, asserts in pertinent part, that the Company and certain officers and directors have breached their fiduciary duty to him and that the Restrictive Covenant and agreement is unenforceable and should be deemed a nullity. The derivative claims were dismissed by the court and the executive has appealed the dismissal. PDK and the directors deny that they engaged in any improper conduct which would support the executive's personal Counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the executive. In addition, on February 22, 1999, Mr. Krape served a demand on the PDK's board of directors, pursuant to Section 626 of the New York Business Corporation Law, to commence a shareholder's derivative action (the "Demand"). The Demand requests that the board of directors commence an action for fraud, breach of fiduciary duty and corporate waste against various individuals and entities including former and present officers and directors of PDK. The board of directors is reviewing the Demand.

           Futurebiotics has not been named as a party in the former executive's Counterclaim.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           (a) On September 18, 1998, the Company held its annual meeting of Shareholders.

           (b) At said meeting, the following five individuals were elected by the following vote to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

                                   FOR                       AGAINST
                                   ---                       -------

Reginald Spinello               1,809,254                     6,480
Karine Hollander                1,809,254                     6,480
Thomas Keith                    1,809,254                     6,480
Theresa Giove                   1,809,254                     6,480
Lawrence D. Simon               1,809,254                     6,480

           (c) At said meeting 1,810,635 votes in favor of and 3,470 votes against a proposal to ratify the appointment of Holtz Rubenstein & Co., LLP to serve as the independent certified public accountants for the 1999 fiscal year.

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

           The following table indicates the high and low bid prices for the Company's Common Stock and Class A Warrants for the period up to November 30, 1998 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

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

Second Quarter                                        2 3/8               1 5/8

Third Quarter                                         3 3/4               2 1/8

Fourth Quarter                                        4 1/4               3 3/8

1998 Calendar Year                                        Quoted Bid Price
------------------                                        ----------------

                                                       High               Low
                                                       ----               ---

First Quarter                                           4 1/2            3 1/2

Second Quarter                                          7 7/8            1 1/4

Third Quarter                                           3 1/2            1 1/4

Fourth Quarter                                         16                  3/4

Class A Warrants


1996 Calendar Year                                        Quoted Bid Price
------------------                                        ----------------


                                                       High               Low
                                                       ----               ---

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


1998 Calendar Year                                        Quoted Bid Price
------------------                                        ----------------


                                                       High               Low
                                                       ----               ---

First Quarter                                             1/64             1/64

Second Quarter                                            1/64             1/64

Third Quarter                                             1/64             1/64

Fourth Quarter                                            1/64             1/64

           The Company effected a one-for-ten reverse stock split with respect to its shares of Common Stock outstanding on December 30, 1996.

           On March 5, 1999, the closing price of the Common Stock as reported on NASDAQ National was $3.00. On March 5, 1999, there were 156 holders of record of Common Stock.


Item 6. SELECTED FINANCIAL DATA.

SUMMARY BALANCE SHEET DATA
    (in thousands)

                                          November 30,

                          1998      1997      1996      1995      1994
                          ----      ----      ----      ----      ----

Total Assets            $ 7,340   $10,975   $11,764   $10,142   $ 9,865
Long-Term Obligations         0     3,000     3,000     1,250         0
Stockholders' Equity      7,126     7,798     8,545     8,547     7,890



SUMMARY INCOME STATEMENT DATA

(in thousand, except share and per data)

                                                        Year ended November 30,

                                    1998           1997           1996           1995          1994
                                    ----           ----           ----           ----          ----

Revenues                       $    10,304    $    11,682    $    12,713    $    10,647   $     7,415
Operating (Loss) Income               (914)        (1,206)          (372)           516           895
Net (Loss) Income                     (980)        (1,034)          (290)           442           533
Net (Loss) Income Per Common
   Stock                       ($     0.73)   ($     0.77)   ($     0.21)   $      0.33   $      1.15
Average Number of Common
   Shares Outstanding            1,350,000      1,350,000      1,350,000      1,327,643       463,472

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 1998 compared to Fiscal Year 1997

           Net sales for the fiscal year 1998 were approximately $10,304,000 as compared to net sales in 1997 of $11,682,000. Gross profit amounted to approximately $3,775,000 (37% of sales) in 1998 as compared with $5,883,000 (50% of sales) in 1997. The decrease in gross profit percentage is attributable to changes in the Company's price structure and a change in the mix of sales. In addition, the Company has designed new bold color coded labels and has changed from plastic to glass bottles for its products. These changes are intended to enhance and create a more uniform presence for the product line as compared to the original labels which were diversified in style throughout the product line. As a result of these changes, certain product was sold at close out prices which had an impact on the overall gross profit percentage.

           Selling, general and administrative expenses were $4,689,000 (46% of sales) in 1998, and $7,089,000 (61% of sales) in 1997. The decrease is primarily attributable to a charge for promotional costs of approximately $1,507,000 in 1997 related to marketing program, and a reduction in sales force salaries and expenses in 1998 due to the Company consolidating sales territories and reaching more customers through telemarketing efforts.

           On March 3, 1999, the Company and PDK entered into an Asset Purchase Agreement with Nutraceutical Corporation ("Nutraceutical") and FB Acquisition Corp., a wholly-owned subsidiary of Nutraceutical pursuant to which FB Acquisition Corp. agreed to acquire and the Company agreed to sell, (the "Transaction") substantially all of the Company's assets (the "Assets").

           As consideration for the Assets, FB Acquisitions Corp. has agreed to pay in cash (i) $3,700,000, (ii) the value of purchased inventory up to $1,500,000, and (iii) the net book value of accounts receivable up to a maximum of $725,000. The purchase price is subject to adjustment in the event that the proceeds actually received from collecting the purchased accounts receivables differ from the amount of purchased accounts receivable.

           The closing ("Closing") of the Transaction is subject to the approval of the Company's stockholders and the satisfaction of other customary conditions. PDK, the majority stockholder of the Company has agreed to vote the shares of the Company's capital stock held thereby in favor of the Transaction. The Company anticipates Closing the Transaction during the second calendar quarter of 1999.

           Following the Closing, the Company shall be restricted from engaging in merchandising distribution or sale of (i) a broad line of branded nutritional supplements, other than to mass merchandisers, or (ii) any of the Company's proprietary products and/or formulations. As a result, the Company intends to commence a new business.

           The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial statements and the reliability of operational systems. The Company is developing a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. That plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and is in the process of making remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

           Management of the Company believes that it is working on an effective program to resolve the Year 2000 issue in a timely manner and that the costs of implementing this program will not materially affect the financial position of the Company. The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could experience business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. Management believes that inflation did not have a material effect on operations or financial condition in 1998, 1997, or 1996. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

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

Liquidity and Capital Resources

           The Company had working capital of approximately $6,954,000 and $9,327,000 at November 30, 1998 and 1997, respectively.

           The Company's statement of cash flows reflects cash provided by operations of approximately $1,313,000 which reflects a net loss of approximately ($980,000), offset by decreases in accounts receivable ($227,000), inventories ($1,109,000), prepaid expenses and other current assets ($305,000), other assets ($190,000) and an adjustment for depreciation and amortization ($524,000).

           The cash flow statement also reflects cash provided by investing activities of approximately ($1,254,000) principally attributable to the sale and maturity of securities ($1,288,000), net of purchases of property and equipment ($39,000).

           Net cash used in financing activities of $3,000,000 represents repayments of long-term debt.

           The Company and its parent are party to credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

           The Revolving Agreement, as amended, which expires in September 2000 provides for aggregate borrowings of up to $10,000,000 with a sublimit of $4,000,000 for the Company. Borrowings under the Revolving Agreement bear interest at the bank's prime rate or Eurodollar rate plus 1.75%, at the Company's option.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           See financial statements following Item 14 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

           The following persons are the current executive officers and directors.

      Name                    Age         Position Held
-----------------             ---         -------------

Reginald Spinello              46         President, Chief Executive Officer and
                                             Director

Karine Hollander               32         Chief Financial Officer, Director

Thomas Keith                   39         Director

Theresa Giove                  40         Director

Lawrence D. Simon              32         Director

---------

Background of Executive Officers and Directors

           Reginald Spinello has been the President and a Director of the Company since its formation and Chief Executive Officer since December 2, 1997. In addition, he has been a Director of Superior Supplements, Inc. since May 1, 1996. Superior Supplements, Inc. ("SSI") is a developer, manufacturer and marketer of dietary supplements in bulk tablet, capsule and powder form. In addition, he is the Chief Executive Officer, President and Chairman of the Board of Directors of PDK Labs Inc., a position he has held since August 1998 and a Director of PDK Labs Inc. since August 5, 1997. Mr. Spinello joined PDK Labs Inc. in September 1991 as Vice President of Operations. Prior to joining PDK Labs Inc., Mr. Spinello was President and Founder of Internal Reinforcements from 1985 to 1991, a specialty distributor and marketer of natural vitamins and supplements. Mr. Spinello graduated from Bryant College with a B.S. Degree in Business Administration. Additionally, he has studied in the field of nutrition and is a non-practicing nutrition consultant.

           Karine Hollander has been a Director of the Company since September 1998 and has been the Chief Financial Officer of the Company and PDK Labs Inc. since March 3, 1997. In addition, she has been a Director of PDK Labs Inc. since March 11, 1998. She had been the Comptroller of PDK Labs Inc. since September 1994. Form 1989 until join the Company, Ms. Hollander was employed by the accounting firm of Holtz Rubenstein & Co., LLP. Ms. Hollander received a B.A. degree in Accounting from Dowling College.

           Thomas A. Keith has been a Director of the Company since December 2, 1997, and he has been a Director of PDK Labs Inc. since March 11, 1998. In addition, he has been a Director of Compare Generiks, Inc. since May 21, 1997 and the President of Compare Generiks, Inc. since October 31, 1995. Prior to joining Compare Generiks, Inc., from December 1990 to October 1995, Mr. Keith was Vice President of Sales & Marketing of PDK Labs Inc. Compare Generiks, Inc. ("CGI") is a distributor, marketer and vendor of dietary supplements and over-the-counter non-prescription pharmaceuticals.

           Theresa Giove has been a Director of the Company since September 1998. In addition, she has been a Director of CGI since December 1, 1997 and has been engaged in the practice of psychotherapy since 1990. From 1989 to 1991, she was a Director of the Adolescent Wellness Center at North Shore University Hospital. She was on the faculty at Adelphi University where she was a professor in the Graduate Social Work Department until May 1998. Ms. Giove has a B.S. degree from New York Institute of Technology and a M.B.A. degree in Professional Studies, Clinical Counseling from New York Institute of Technology. She also received a M.B.A. degree in Social Work from Adelphi University. She was awarded her Ph.D. in Social Psychology from Union Institute in 1998.

           Lawrence D. Simon has been a Director of the Company since September 1998. He has been a Director of PDK Labs Inc. since March 11, 1998. In addition, he has been the President, Chairman, Chief Financial Officer and a Director of SSI since May 1, 1996. He was the National Sales Director for the Company from October 1, 1995, until his resignation on April 30, 1996. Prior to joining the Company, Mr. Simon was Regional Sales Manager for PDK Labs Inc. (from April 10, 1992 to September 30, 1995). Prior to PDK Labs Inc., Mr. Simon was President of LDS Products Inc. (from March 1990 to March of 1991). LDS Products Inc., is a brokerage corporation specializing in sales to wholesale companies in Eastern Europe. Prior to LDS Products Inc., Mr. Simon was an Auditor with Coopers & Lybrand LLP (from December 1988 to March 1990). He is a graduate of Cleveland State University with a Bachelors Degree in Business Administration.

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

           To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended November 30, 1998, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

Item 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


                                                                     Long Term Compensation
                                                  ------------------------------------------------------
                                               Annual Compensation                 Awards             Payouts
                                        ---------------------------------         --------      -----------------
          (a)                   (b)        (c)      (d)            (e)              (f)            (g)        (h)           (i)
                                                                                 Restricted                                 All
                                                                     Other         Stock          LTIP                     Other
                                                                     Annual        Awards       Options/    Payouts    Compensation
Name and Principal Position     Year    Salary($)   Bonus($)    Compensation($)     ($)          SARs(#)      ($)           ($)
---------------------------     ----    ---------------------   ---------------    ------       --------    -------    ------------
Reginald Spinello, CEO          1998     $ 50,000   $-0-           $-0-             $-0-           $-0-       $-0-          $-0-
                                1997     $ -0-(1)   $-0-           $-0-             $-0-           $-0-       $-0-          $-0-
                                1996     $ 50,000   $-0-           $-0-             $-0-           $-0-       $-0-          $-0-

Alan Novich, Chairman           1997     $ 56,000   $-0-           $-0-             $-0-           $-0-       $-0-          $-0-
                                1997     $225,000   $100,000       $-0-             $-0-           $-0-       $-0-          $-0-
                                1996     $225,000   $125,000       $-0-             $-0-           $-0-       $-0-          $-0-

----------

(1) During the year ended November 30, 1997, Mr. Spinello's compensation was covered under the Sales and Management Agreement with PDK Labs Inc.


                        Aggregated Option/SAR Exercises -
                          and FY-End Option/SAR Values

-------------------------------------------------------------------------------------------------------------

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


           In April 1996, the Company amended its five year employment agreement with its former chairman of the board providing for annual compensation of $225,000 plus benefits, commencing on the effective date of the initial public offering. Additionally, this individual was granted options to purchase 41,668 shares of the Company's common stock. The options have an exercise price of $15.00 and are exercisable at any time through March 1999. On February 26, 1998, the Company ceased making payments under Mr. Novich's employment agreement.

Employment Agreements

           The Company had an employment agreement with its former Chairman of the Board, Alan Novich, pursuant to which Mr. Novich receives an annual salary of $225,000, a monthly automobile allowance, and was granted options to purchase 41,668 shares of the Company's common stock at a price of $15.00 per share. On February 26, 1998, the Company ceased making payments under Mr. Novich's employment agreement.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

           The following table sets forth certain information, as of March 5, 1999 with respect to the beneficial ownership of the outstanding Common
Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                               Amount
                                             and Nature           Approximate
Name and Address                             Beneficial           Percent of
of Beneficial Owner                          Ownership               Class
-------------------                          ----------           -----------

PDK Labs, Inc.(2)                               700,000              51.9%


Reginald Spinello (3)                               0                 0


Thomas Keith (3)                                    0                 0


Lawrence Simon (3)                                  0                 0


Karine Hollander (3)                                0                 0


Theresa Giove (3)                                   0                 0


Directors and Officers
as a Group (5 persons)                              0                 0

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Does not include 8,335,000 shares of Preferred Stock held by PDK Labs Inc. Each share of Preferred Stock has one-tenth of a vote.

(3) The address for all listed beneficial owners is 145 Ricefield Lane, Hauppauge, New York 11788.

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

           In August 1997, as amended on August 13, 1998, the Company and its parent entered into credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement"). The Revolving Agreement, as amended, which expires in September 2000, provides for aggregate borrowings of up to $10,000,000 with a sublimit of $4,000,000 for the Company. Borrowings under the Revolving Agreement bear interest at the bank's prime rate or Eurodollar rate plus 1.75%, at the Company's option. The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its parent on a combined basis.

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

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

           The following financial statements are included in Part II, Item 8:

Report of Independent Certified Public Accountants                    F-1

Balance sheets as of November 30, 1998 and 1997                       F-2

Statements of operations for the three years ended
           November 30, 1998                                          F-3

Statement of stockholders' equity for the three years ended
           November 30, 1998                                          F-4

Statements of cash flows for the three years ended
           November 30, 1998                                          F-5

Notes to financial statements                                         F-6 - F-13

(a)(2)  Financial Statement Schedules.

Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

                               FUTUREBIOTICS, INC.
                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                       THREE YEARS ENDED NOVEMBER 30, 1998


                                    CONTENTS

                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                       F-1

Balance sheets as of November 30, 1998 and 1997                          F-2

Statements of operations for the three years ended
  November 30, 1998                                                      F-3

Statement of stockholders' equity for the three years ended
  November 30, 1998                                                      F-4

Statements of cash flows for the three years ended
  November 30, 1998                                                      F-5

Notes to financial statements                                         F-6 - F-13

                          Independent Auditors' Report

Board of Directors and Stockholders
Futurebiotics, Inc.
Hauppauge, New York

We have audited the balance sheets of Futurebiotics, Inc. as of November 30, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futurebiotics, Inc. as of November 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.

As disclosed in Note 13, on March 3, 1999, the Company entered into an agreement to sell substantially all of its operating assets.

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York

February 12, 1999 (except for Note 13, as to which the date is March 3, 1999)

                               FUTUREBIOTICS, INC.

                                 BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                              November 30,
                                                         ----------------------
             ASSETS  (Notes 5 and 13)                      1998          1997
             ------                                      --------      --------

CURRENT ASSETS:
   Cash and cash equivalents                             $    181      $    614
   Investment in marketable securities,
      at fair value                                           -           1,088
   Accounts receivable, less allowance for
      doubtful accounts of $12                              1,030         1,257
   Inventories                                              2,179         3,288
   Due from parent                                          2,533         2,388
   Property, plant and equipment held for
      disposal (Notes 3 and 13)                               194           -
   Intangible assets held for disposal
      (Notes 4 and 13)                                        438           -
   Prepaid income taxes                                       -             154
   Prepaid expenses and other current assets                  145           450
   Deferred income tax asset (Note 10)                        326           215
                                                         --------      --------
        Total current assets                                7,026         9,454

INVESTMENT IN MARKETABLE SECURITIES                           -             199

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)                   -             256

INTANGIBLE ASSETS, net (Note 4)                               -             562

OTHER ASSETS                                                  314           504
                                                         --------      --------
                                                         $  7,340      $ 10,975
                                                         ========      ========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                      $     61      $    115
   Accrued expenses                                            11            12
                                                         --------      --------
        Total current liabilities                              72           127
                                                         --------      --------

LONG-TERM DEBT (Note 5)                                       -           3,000
                                                         --------      --------

DEFERRED INCOME TAX LIABILITY (Note 10)                       142            50
                                                         --------      --------

COMMITMENTS AND CONTINGENCIES
   (Notes 7 and 9)

STOCKHOLDERS' EQUITY: (Note 6)
   Common stock, $.0001 par value;
      authorized 40,000,000 shares;
      1,350,000 issued and outstanding                        -             -
   Preferred stock, $.0001 par value;
      authorized, issued and
      outstanding 8,335,000 shares                              1             1
   Additional paid-in capital                               9,395         9,395
   Unearned compensation                                   (1,228)       (1,535)
   Unrealized (loss) on marketable
      securities                                              -              (1)
   (Deficit)                                               (1,042)          (62)
                                                         --------      --------
                                                            7,126         7,798
                                                         --------      --------

                                                         $  7,340      $ 10,975
                                                         ========      ========

                        See notes to financial statements

                              FUTUREBIOTICS, INC.

                            STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                  Years Ended November 30,
                                          -------------------------------------
                                             1998          1997          1996
                                          ----------   -----------   ----------

NET SALES (Note 8)                        $   10,304   $    11,682   $   12,713
                                          ----------   -----------   ----------
COSTS AND EXPENSES:
  (Notes 2, 3, 4, 7 and 9)
     Cost of sales                             6,529         5,799        5,519
     Selling, general and administrative       4,689         7,089        7,566
                                          ----------   -----------   ----------

                                              11,218        12,888       13,085
                                          ----------   -----------   ----------

OPERATING LOSS                                  (914)       (1,206)        (372)
                                          ----------   -----------   ----------

OTHER EXPENSES (INCOME):
  Interest income                                (51)         (115)        (117)
  Interest expense                               123           264          143
  Other                                           (9)           49          -
                                          ----------   -----------   ----------

                                                  63           198           26
                                          ----------   -----------   ----------

LOSS BEFORE (BENEFIT) PROVISION
  FOR INCOME TAXES                              (977)       (1,404)        (398)

PROVISION (BENEFIT) FOR
  INCOME TAXES (Note 10)                           3          (370)        (108)
                                          ----------   -----------   ----------

NET LOSS                                  $     (980)  $    (1,034)  $     (290)
                                          ==========   ===========   ==========

BASIC LOSS PER SHARE (Note 6)                  $(.73)        $(.77)       $(.21)
                                               =====         =====        =====

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
  (Note 6)                                 1,350,000     1,350,000    1,350,000
                                           =========     =========    =========

                       See notes to financial statements

                              FUTUREBIOTICS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                (in thousands, except share and per share data)
                                  (See Note 6)

                                                  Common Stock          Preferred Stock
                                               -------------------   --------------------   Additional
                                                            Par                    Par       Paid-in         Unearned
                                                Shares     Value        Shares    Value      Capital       Compensation
                                               ---------  --------   ----------- -------    ----------    --------------
Balance at November 30, 1995                   1,350,000   $    -     8,335,000    $ 1       $ 9,395        $   (2,111)

Amortization of unearned compensation                 -         -            -       -             -                288

Net loss for the year ended
   November 30, 1996                                  -         -            -       -             -                 -
                                               ---------   -------    ---------    ---       -------        ----------

Balance at November 30, 1996                   1,350,000        -     8,335,000      1         9,395            (1,823)

Amortization of unearned compensation                 -         -            -       -             -                288

Unrealized loss on marketable securities              -         -            -       -             -                 -

Net loss for the year ended
   November 30, 1997                                  -         -            -       -             -                 -
                                               ---------   -------    ---------    ---       -------        ----------

Balance at November 30, 1997                   1,350,000        -     8,335,000      1         9,395            (1,535)

Amortization of unearned compensation                 -         -            -       -             -                307

Unrealized loss on marketable securities              -         -            -       -             -                 -

Net loss for the year ended
   November 30, 1998                                  -         -            -       -             -                 -
                                               ---------   -------    ---------    ---       -------        ----------

Balance at November 30, 1998                   1,350,000   $    -     8,335,000    $ 1       $ 9,395        $   (1,228)
                                               =========   =======    =========    ===       =======        ==========

                                            Unrealized
                                             Loss on     (Deficit)/
                                            Marketable    Retained
                                            Securities    Earnings       Total
                                            -----------  ----------   ----------
Balance at November 30, 1995                 $   -       $  1,262      $  8,547

Amortization of unearned compensation            -            -             288

Net loss for the year ended
   November 30, 1996                             -           (290)         (290)
                                             -----       --------      --------

Balance at November 30, 1996                     -            972         8,545

Amortization of unearned compensation            -            -             288

Unrealized loss on marketable securities        (1)           -              (1)

Net loss for the year ended
   November 30, 1997                             -         (1,034)       (1,034)
                                             -----       --------      --------

Balance at November 30, 1997                    (1)           (62)        7,798

Amortization of unearned compensation            -            -             307

Unrealized loss on marketable securities         1            -               1

Net loss for the year ended
   November 30, 1998                             -           (980)         (980)
                                             -----       --------       -------

Balance at November 30, 1998                 $   -       $ (1,042)      $ 7,126
                                             =====       ========       =======

                        See notes to financial statements

                              FUTUREBIOTICS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            Years Ended November 30,
                                                                   --------------------------------------------
                                                                      1998            1997              1996
                                                                   ----------      ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $     (980)     $   (1,034)      $      (290)
                                                                   ----------      ----------       -----------
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                     524           1,873             1,828
        Deferred tax (benefit) provision                                   (4)           (223)              161
        Increase in allowance for doubtful accounts                        -               12                -
        Loss on sale of property and equipment                              4              -                 -
        Changes in operating assets and liabilities:
           (Increase) decrease in assets:
             Accounts receivable                                          227             181               (16)
             Inventories                                                1,109             (27)           (1,354)
             Due from parent                                             (145)         (1,917)              291
             Prepaid income taxes                                         139             263              (674)
             Prepaid expenses and other current assets                    305               2               136
             Other assets                                                 190             134                29
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                        (56)             42                (4)
                                                                   ----------      ----------       -----------
        Total adjustments                                               2,293             340               397
                                                                   ----------      ----------       -----------
        Net cash provided by (used in)
           operating activities                                         1,313            (694)              107
                                                                   ----------      ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (39)            (15)             (197)
   Proceeds from sale of property and equipment                            15              -                 -
   Acquisition of intangible assets                                       (10)             -             (1,920)
   Proceeds from sale/maturity of marketable securities                 1,288             839               365
                                                                   ----------      ----------       -----------
        Net cash provided by (used in)
           investing activities                                         1,254             824            (1,752)
                                                                   ----------      ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from long-term debt                                            -            3,000             1,750
   Repayments of long-term debt                                        (3,000)         (3,000)               -
                                                                   ----------      ----------       ----------
        Net cash (used in) provided by financing activities            (3,000)             -              1,750
                                                                   ----------      ----------       -----------

Net (decrease) increase in cash and cash equivalents                     (433)            130               105

Cash and cash equivalents, beginning of year                              614             484               379
                                                                   ----------      ----------       -----------

Cash and cash equivalents, end of year                             $      181      $      614       $       484
                                                                   ==========      ==========       ===========

                       See notes to financial statements

                              FUTUREBIOTICS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      THREE YEARS ENDED NOVEMBER 30, 1998
                (in thousands, except share and per share data)

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

            At November 30, 1997, debt securities classified as non-current have contractual maturities within 1-5 years.

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

1.      Summary of Significant Accounting Policies:  (Cont'd)

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

        i.  Advertising

            The Company charges advertising costs to expense as incurred. Advertising costs amounted to $1,086, $1,088 and $1,449 for the years ended November 30, 1998, 1997 and 1996, respectively.

        j.  Reclassifications

            Certain reclassifications have been made to the prior years' financial statements to conform with the classifications used in 1998.

        k.  Concentration of credit risk

            The Company invests its excess cash in deposits and money market accounts with major financial institutions and in commercial paper of companies with strong credit ratings. Generally, the investments mature within ninety days and therefore, are subject to little risk. The Company has not experienced losses related to these investments.

            The concentration of credit risk in the Company's accounts receivable is substantially mitigated by the Company's credit evaluation process, reasonably short collection terms and the geographical dispersion of revenue. Although the Company generally does not require collateral, reserves for potential credit losses are maintained and such losses have been within management's expectations.

        l.  New accounting standards

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

1.      Summary of Significant Accounting Policies:  (Cont'd)

        l.  New accounting standards  (Cont'd)

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

        2.  Sales and Management Agreement:

        Under a 10 year agreement entered into in 1994, PDK, in exchange for 600,000 shares of unregistered common stock, is providing the Company with its entire line of products at PDK's cost. The agreement provides PDK with registration rights for up to 60,000 shares of the stock per year in order to effect transfers of such shares. The Company purchased approximately $7,395, $5,750 and $6,870 for the years ended November 30, 1998, 1997 and 1996, respectively.

        The Agreement, as amended, further provides that in the event that PDK is unable to supply products having a cost of at least $2,000,000 during any fiscal year (such shortage being defined as the "PDK Deficiency") then PDK shall forfeit to the Company either (i) fifteen percent (15%) of the PDK Deficiency in cash, or (ii) a portion of the 60,000 shares of stock, determined by multiplying the 60,000 shares of stock by a percentage which is arrived at by dividing the PDK Deficiency by $2,000.

        3.  Property, Plant and Equipment:

        Property, plant and equipment, at cost, consist of the following:

                                                                 November 30,
                                                            --------------------
                                                             1998         1997
                                                            -------     --------

        Equipment                                           $    34     $     34
        Office equipment and fixtures                           368          374
        Leasehold improvements                                    8           35
                                                           --------     --------
                                                                410          443
        Less accumulated depreciation and amortization          216          187
                                                           --------     --------
                                                                194          256
        Less assets held for disposal                           194           -
                                                           --------     --------

                                                           $     -      $    256
                                                           ========     ========

        Depreciation and amortization of property, plant and equipment for the years ended 1998, 1997 and 1996 approximated $83, $71 and $55, respectively.

        Intangible assets consist of the following:

                                                            November 30,
                                                    --------------------------
                                                       1998             1997
                                                    ---------        ---------

        Covenants not to compete                    $     845        $     845
        Goodwill                                          300              300
        Customer lists                                     -               384
        Other                                              34               25
                                                    ---------        ----------
                                                        1,179            1,554
        Less accumulated amortization                     741              992
                                                    ---------        ---------
                                                          438              562
        Less assets held for disposal                     438                -
                                                    ---------        ---------
                                                    $      -         $     562
                                                    =========        =========

        The Company implemented a marketing program with select retail stores and distributors in order to obtain premium shelf space. Costs associated with these distribution rights were being charged to operations ratably over the lives of the respective agreements. Effective May 31, 1996 the Company ceased signing any new customers under this program. Costs associated with the program were fully amortized as of November 30, 1997. Selling expenses recognized under this program approximated $1,507 and $1,238 for the years ending November 30, 1997 and 1996, respectively.

        Amortization expense for the years ended 1998, 1997 and 1996 approximated $124, $1,512 and $1,485, respectively.

        5.  Long-Term Debt:

        The Company and its parent are party to a revolving credit agreement with a bank which expires in September 2000. The facility, as amended, provides for aggregate borrowings of up to $10,000, with a sublimit for the Company. Interest is charged monthly on the outstanding balance at either the bank's prime rate or the Eurodollar rate plus 1.75%, at the Company's option. At November 30, 1998, the Company and its parent had outstanding borrowings under this agreement of $-0- and $400, respectively.

        The credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings. Borrowings are secured by the assets of the Company and its parent and are jointly and severally liable for the unpaid balance under these credit facilities.

        The prime rate and the Eurodollar rate at November 30, 1998 were 7.75% and 5.625%, respectively.

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

        c.  Loss per share

            In the first quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and replaces the presentation of primary earnings per share with basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted EPS computation.

            The Company's adoption of SFAS 128 did not result in a change to prior years' EPS. Basic and diluted loss per share amounts were equivalent for the years ended November 30, 1998, 1997 and 1996 as the effect of any outstanding options or warrants was antidilutive.

        d.  Reserved shares

            At November 30, 1998, the Company has approximately 610,000 shares of common stock reserved for future issuance.

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

        7.  Commitments and Contingencies:

        a.  Consulting agreements

            In 1995 the Company entered into two separate seven year consulting agreements. As consideration for these services, the Company issued 60,000 shares of common stock to each of the companies and a consulting fee of $210 to one company. Consideration paid, including the value of the common stock granted ($843), is being charged to operations ratably over the lives of the consulting agreements. Amounts charged to operations under these agreements approximated $150 for each of the years ended November 30, 1998, 1997 and 1996, respectively.

        b.  Lease commitment

            The Company leases warehouse and office space from PDK under an agreement which provides for monthly lease payments approximating $4. Rent expense approximated $50, $50 and $86 for the years ended November 30, 1998, 1997 and 1996, respectively.

        c.  Litigation

            On July 29, 1996, PDK served a complaint against a former executive citing that, among other things, he breached his agreement with PDK by competing with PDK and soliciting PDK's customers in violation of his separation agreement.

            The former executive has denied PDK's allegations and, through a counterclaim, asserts that PDK and certain current and former officers and directors have breached their fiduciary duty to PDK and its stockholders. PDK and the officers and directors deny that they engaged in any improper conduct which would support the former executive's counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the former executive. In addition, the complaint also demands that PDK's board commence a shareholders derivative action for fraud, breach of fiduciary duty, and corporate waste against various individuals and entities.

            Futurebiotics has not been named as a party in the former executive's counterclaim.

            The Company is involved in various other lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

        8.  Major Customer Information:

        Sales to no single customer exceeded 10% of total sales for the years ended 1998 and 1997. Sales to one customer approximated 13% of total sales for the year ended 1996.

        9.  Retirement Plan:

        Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. Contributions on the part of the Company approximated $18, $25 and $22 for the years ended November 30, 1998, 1997 and 1996, respectively.

       10.  Income Taxes:

        The provision (benefit) for income taxes consists of the following:

                                               Years Ended November 30,
                                    -----------------------------------------
                                     1998            1997             1996
                                    -----         ---------         -------
        Current:

            Federal                 $   -         $    (147)        $    (273)
            State                       7                -                  4
                                    -----         ---------         ---------
                                        7              (147)             (269)
                                    -----         ---------         ---------
        Deferred:

            Federal                   (4)              (195)              184
            State                      -                (28)              (23)
                                    -----         ---------         ---------
                                       (4)             (223)              161
                                    -----         ---------         ---------

                                    $   3         $    (370)        $    (108)
                                    =====         =========         =========

        Net deferred income tax asset (liability) are comprised of the following:

                                                           November 30,
                                                  ----------------------------
                                                     1998              1997
                                                  ----------        ----------

        Inventories                               $     144         $      40
        Property, plant and equipment                   (35)              (33)
        Tax carryforwards                               528               350
        Unearned compensation                          (142)             (205)
        Intangibles                                     199               189
        Valuation allowance                            (510)             (175)
                                                  ---------         ---------

                                                  $     184         $     166
                                                  =========         =========

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:
                                                                 % of
                                                        Pre-Tax Earnings (Loss)
                                                        Years Ended November 30,
                                                       -------------------------
                                                         1998     1997    1996
                                                       -------  -------  -------

        U.S. Federal statutory income tax rate           34.0%    34.0%   34.0%
        State income tax, net of federal tax benefit      3.6      4.5     3.2
        Valuation allowance                             (34.3)   (12.5)     -
        Permanent differences                            (4.9)     -      (9.4)
        Other                                             1.3       .3     (.7)
                                                       ------   ------   -----

                                                          (.3)%   26.3%   27.1%
                                                       ======   ======   =====

       11.  Supplemental Information - Statement of Cash Flows:

        Cash paid during the years for:

                                                        Years Ended November 30,
                                                        ------------------------
                                                         1998     1997     1996
                                                        ------   ------   ------

        Interest                                        $ 123    $ 265     $ 142
                                                        =====    =====     =====

        Income taxes                                    $   7    $  -      $ 514
                                                        =====    =====     =====

   12.  Fair Value of Financial Instruments:

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

        The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

        Current Assets, Investments in Marketable Securities and Current
        Liabilities: The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable, certain accrued liabilities, and certain other short-term financial instruments, approximates their carrying amount in the financial statements due to the short maturity of such instruments.

        Notes Payable and Long-Term Debt: The fair value of the variable rate term note payable and line of credit approximates their carrying amount since the currently effective rates reflect market rates.

   13.  Subsequent Event:

        On March 3, 1999, the Company entered into an agreement to sell substantially all of its operating assets to an unrelated company for proceeds approximating $6 million. This transaction is subject to the satisfaction of a number of conditions, including the approval of the stockholders of Futurebiotics.

        Net assets to be disposed of in connection with this transaction have been classified as current assets in the accompanying balance sheet as of November 30, 1998.

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

10.16++++  Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc. and
           European American Bank dated as of August 20, 1997 and certain material exhibits thereto.

10.17++++  Assignment and Assumption Agreement by and among PDK Labs Inc.,
           Futurebiotics, Inc. and Bank Leumi USA dated January 16, 1998.

10.18++++  Assignment and Assumption Agreement by and among PDK Labs Inc.,
           Futurebiotics, Inc. and National Bank of Canada dated January 16,
           1998.

10.19++++  First Amendment and Waiver to Credit Agreement by and among PDK Labs
           Inc., Futurebiotics, Inc., European American Bank, Bank Leumi USA and National Bank of Canada dated as of February 18, 1998.

10.20****  Asset Purchase Agreement dated as of March 3, 1999 by and among FB
           Acquisition Corp., Nutraceutical International Corporation, Futurebiotics, Inc and PDK Labs Inc.

10.21 Second Amendment to Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc. and European American Bank dated as of August 13, 1998.

10.22 Asset Purchase Agreement by and among Futurebiotics, Inc. and Superior Supplements, Inc. dated November 19, 1998.

27.1       Financial Data Schedule

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 33-78022

** Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1994.

*** Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1996.

++++ Incorporated by Reference to the Company's Form 10-K for the year ended November 30, 1998.

****       Incorporated by Reference to the Company's Form 8-K dated March 10,
           1999.

(B)        Reports on Form 8-K.

           None.

                                   SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York
       March 10, 1999
                                       FUTUREBIOTICS, INC.

                                       By: /s/ Reginald Spinello
                                          --------------------------------------
                                           President and Chief Executive Officer

                                       By: /s/ Karine Hollander
                                          --------------------------------------
                                           Chief Financial Officer and Principal
                                           Accounting Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.

Signature                         Title                             Date
---------                         -----                             ----

/s/ Reginald Spinello             President, Chief              March 10, 1999
-------------------------         Executive Officer
Reginald Spinello                 and Director

/s/ Theresa Giove                 Director                      March 10, 1999
-------------------------
Theresa Giove

/s/ Thomas Keith                  Director                      March 10, 1999
-------------------------
Thomas Keith

/s/ Lawrence D. Simon             Director                      March 10, 1999
-------------------------
Lawrence D. Simon

/s/ Karine Hollander              Director                      March 10, 1999
-------------------------
Karine Hollander