Form 10-Q
period 1999-02-28
FUTUREBIOTICS INC
filed 1999-04-13
CIK 922200

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended February 28, 1999

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

    Class                                       Outstanding at April 5, 1999
Common Stock                                              1,350,000

                              FUTUREBIOTICS, INC.
                                   FORM 10-Q
                               QUARTERLY REPORT
                 For the Three Months Ended February 28, 1999


                               TABLE OF CONTENTS
                                                                                        Page to Page
                                                                                        ------------
         Financial Statements:

         Condensed balance sheets............................................................... 1

         Condensed statements of operations..................................................... 2

         Condensed statements of cash flows..................................................... 3

         Notes to condensed financial statements................................................ 4 - 7

         Management's discussion and analysis
         of financial condition and results
         of operations.......................................................................... 8 - 10

         Legal proceedings...................................................................... 10

         Signatures............................................................................. 12

                              FUTUREBIOTICS, INC.
                           CONDENSED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                           February 28, 1999      November 30, 1998
                                                                           -----------------      -----------------
                                                                               (Unaudited)
                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $         83             $        181
  Accounts receivable (less allowance for doubtful
     accounts of $12)                                                           1,084                    1,030
  Inventories (Note 4)                                                          1,989                    2,179
  Due from parent                                                               2,846                    2,533
  Property, plant and equipment held for disposal (Note 5)                        179                      194
  Intangible assets held for disposal (Note 6)                                    405                      438
  Prepaid income taxes                                                              5                     -
  Prepaid expenses and other current assets                                       299                      145
  Deferred income tax asset (Note 9)                                              278                      326
                                                                          -----------              -----------
  Total current assets                                                          7,168                    7,026


OTHER ASSETS                                                                      142                      314
                                                                          -----------              -----------
                                                                           $    7,310               $    7,340
                                                                           ==========               ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $       204             $        72
                                                                          ------------            -----------
  Total current liabilities                                               $       204             $        72
                                                                          -----------             -----------

LONG-TERM DEBT (Note 7)                                                       -                        -
DEFERRED INCOME TAX LIABILITY (Note 9)                                        -                           142
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;
     1,350,000 issued and outstanding                                         -                         -
  Preferred stock, $.0001 par value;
    authorized 8,335,000 shares; 8,335,000
    issued and outstanding                                                          1                       1
  Additional paid-in capital                                                    9,395                   9,395
  Unearned compensation                                                        (1,162)                 (1,228)
  (Deficit)                                                                    (1,128)                 (1,042)
                                                                           -----------             ----------
                                                                                 7,106                   7,126
                                                                           -----------             -----------
                                                                            $    7,310               $   7,340
                                                                            ==========               =========

                              FUTUREBIOTICS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (in thousands, except share and per share data)

                                                                                  Three Months Ended
                                                                                      February 28,
                                                                                1999                 1998
                                                                                ----                 ----
NET SALES                                                                  $     1,748          $     2,344
                                                                           ------------         -----------

COSTS AND EXPENSES:
   Cost of sales                                                                   991                1,376
   Selling, general and administrative                                             937                1,211
                                                                          ------------          -----------
                                                                                 1,928                2,587

OPERATING LOSS                                                                    (180)                (243)

OTHER:
    Interest income                                                               -                     (27)
    Interest expense                                                              -                      58
    Other                                                                         -                      (7)
                                                                      -----------------     ---------------
                                                                                  -                      24
                                                                      -----------------      --------------
LOSS BEFORE BENEFIT
   FOR INCOME TAXES                                                               (180)                (267)

INCOME TAX BENEFIT                                                                 (94)                 (86)
                                                                        ---------------      ---------------
NET LOSS                                                                 $         (86)        $       (181)
                                                                         ==============        =============
LOSS PER COMMON SHARE                                                    $        (.06)       $        (.13)
                                                                         ==============       --------------
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                                              1,350,000            1,350,000
                                                                             ---------            ---------

                              FUTUREBIOTICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                (in thousands, except share and per share data)

                                                                                            Three Months Ended
                                                                                               February 28,
                                                                                          1999               1998
                                                                                          ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $     (86)         $     (181)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                                         114                 158
     Deferred income tax benefit                                                           (94)                (86)
    Changes in operating assets and liabilities:
        (Increase) decrease in assets:
        Accounts receivable                                                                (54)                (51)
        Inventories                                                                        190                (342)
        Due to/from parent                                                                (313)                625
        Prepaid income taxes                                                                (5)               -
        Prepaid expenses and other current assets                                          (12)               (103)
        Other assets                                                                        30                 (40)
       Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                              132                 (13)
                                                                                     ----------        ------------
       Total adjustments                                                                   (12)                148
                                                                                     ----------         ----------
       Net cash used in operating activities                                               (98)                (33)
                                                                                     ----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale/maturity of marketable securities                                 -                      992
   Purchase of property, plant and equipment                                            -                       (2)
                                                                                    -----------      --------------
Net cash provided by investing activities                                               -                      990
                                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                                    -                   (1,000)
                                                                                  -------------         -----------
   Net cash used in financing activities                                                -                   (1,000)
                                                                                  -------------         ----------

   Net decrease in cash and cash equivalents                                               (98)                (43)
   Cash and cash equivalents at beginning of period                                        181                 615
                                                                                    ----------         -----------

   Cash and cash equivalents at end of period                                       $       83          $      572
                                                                                    ===========         ==========

                              FUTUREBIOTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 1999

1.       Basis of Presentation:

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of February 28, 1999 and the results of operations and statements of cash flows for the three months ended February 28, 1999 and 1998. The balance sheet as of November 30, 1998 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1998. The results of operations and cash flows for the three months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.

2.       Summary of Proposed Transaction:

         On March 3, 1999, the Company and PDK entered into an Asset Purchase Agreement with Nutraceutical Corporation ("Nutraceutical") and FB Acquisition Corp., a wholly owned subsidiary of Nutraceutical pursuant to which FB Acquisition Corp. agreed to acquire and the Company agreed to sell, (the "Transaction") substantially all of the Company's assets (the "Assets").

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

         The closing ("Closing") of the Transaction is subject to approval of the Company's stockholders and the satisfaction of other customary conditions. PDK, the majority stockholder of the Company has agreed to vote the shares of the Company's capital stock held by it in favor of the Transaction. The Company anticipates closing the Transaction during the second quarter of 1999.

         Following the Closing, the Company shall be restricted from engaging in merchandising distribution or sale of (i) a broad line of branded nutritional supplements, other than to mass merchandisers, or (ii) any of the Company's proprietary products and/or formulations. As a result, the Company intends to commence a new business.

         Net assets to be disposed of in connection with this transaction have been classified as current assets in the accompanying balance sheet as of February 28, 1999.

                              FUTUREBIOTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 1999
                                  (Continued)

3.       Concentration of Credit Risk:

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

4.       Inventories:

         Inventories, consisting principally of finished goods, at February 28, 1999 have been estimated using the gross profit method.

5.       Property, Plant and Equipment:

         Property, plant and equipment, at cost, consist of the following:

                                                                         Three Months Ended              Year Ended
                                                                            February 28,                November 30,
                                                                                1999                        1998
                                                                                ----                        ----
                                                                           (in thousands)              (in thousands)
                                                                             (unaudited)
Equipment                                                                     $     34                     $     34
Office equipment and fixtures                                                      368                          368
Leasehold improvements                                                               8                            8
                                                                            ----------                   ----------
                                                                                   410                          410

Less accumulated depreciation and amortization                                     231                          216
                                                                              --------                     --------
                                                                                   179                          194
Less assets held for disposal                                                      179                          194
                                                                              --------                     --------
                                                                           $      -                     $      -
                                                                           ===========                  ===========

                              FUTUREBIOTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 1999
                                  (Continued)

6.       Intangible Assets:

         Intangible assets consist of the following:

                                                                         Three Months Ended                Year Ended
                                                                            February 28,                  November 30,
                                                                                1999                          1998
                                                                                ----                          ----
                                                                           (in thousands)                (in thousands)
                                                                             (unaudited)
         Covenants not to compete                                          $       845                     $       845
         Goodwill                                                                  300                             300
         Other                                                                      34                              34
                                                                          ------------                   -------------
                                                                                 1,179                           1,179
         Less accumulated amortization                                             774                             741
                                                                           -----------                    ------------
                                                                                   405                             438
         Less assets held for disposal                                             405                             438
                                                                           -----------                    ------------
                                                                        $      -                        $      -
                                                                        ==============                  ==============

7.       Long-Term Debt:

         The Company and its parent maintain credit facilities with a bank which provide for borrowings under a revolving credit agreement (the "Revolving Agreement") and a term loan (the "Term Agreement").

         The Revolving Agreement, as amended, which extends through September 2000, provides for aggregate borrowings of up to $10,000,000 with a sublimit of $4,000,000 for the Company. Borrowings under the Revolving Agreement bear interest at the bank's prime rate or the Eurodollar rate plus 1.75%, at the Company's option.

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

         The prime rate at February 28, 1999 was 7.75%.

8.       Stockholders' Equity:

          The loss per common share is computed by dividing the net loss by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the calculation as the effect is antidilutive.

                              FUTUREBIOTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED FEBRUARY 28, 1999
                                  (Continued)

9.       Income Taxes:

         The tax effects of temporary differences that give rise to the net deferred income tax asset (liability) are comprised of the following:

                                                                         Net                                Net
                                                                      Deferred                           Deferred
                                                                     Income Tax                         Income Tax
                                                                  Asset (Liability)                  Asset (Liability)

                                                                  February 28, 1999                  November 30, 1998
                                                                  -----------------                  -----------------
                                                                     (unaudited)
                                                                   (in thousands)                     (in thousands)
         Inventories                                              $     142                               $     144
         Property, plant and equipment                                  (35)                                    (35)
         Tax carryforwards                                              579                                     528
         Unearned compensation                                         (130)                                   (142)
         Intangibles                                                    201                                     199
         Valuation allowance                                           (479)                                   (510)
                                                                  ----------                              ----------
                                                                  $     278                               $     184
                                                                  ==========                              =========

10.      Major Customer:

         Sales to a major customer approximated 10% of total sales for the three month period ended February 28, 1999.

                              FUTUREBIOTICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

         This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements made that are not historical facts are forward-looking and, accordingly, involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Although such forward-looking statements have been based on reasonable assumptions, there is no assurance that the expected results will be achieved. Some of the factors that could cause actual results to differ materially include, but are not limited to: the effects of regulatory decisions; changes in law and other governmental actions and initiatives; uncertainties relating to global economic conditions; market acceptance of competing products; the availability and cost of raw materials, the Company's ability to succfessfully maintain or increase market share in its core business while expanding its product base into other markets; the strength of its distribution channels; and the Company's ability to manage fixed and variable expense growth relative to revenue growth.

Results of Operations

         Net sales for the three month periods ended February 28, 1999 and 1998 approximated $1,748,000 and $2,344,000, respectively. Gross profit on these sales were approximately $757,000 (43% of sales) and $968,000 (41% of sales) for the three months ended February 28, 1999 and 1998, respectively.

         Selling, general and administrative expenses were $937,000 (54% of sales) and $1,211,000 (52% of sales) for the three month periods ended February 28, 1999 and 1998, respectively. The decrease is primarily attributable to the consolidation of sales territories and increased telemarketing efforts with a resulting decrease in sales force salaries and expenses.

         On March 3, 1999, the Company and PDK entered into a binding Asset Purchase Agreement with Nutraceutical Corporation ("Nutraceutical") and FB Acquisition Corp., a wholly owned subsidiary of Nutraceutical pursuant to which FB Acquisition Corp. agreed to acquire and the Company agreed to sell, (the "Transaction") substantially all of the Company's assets (the "Assets").

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

         The closing ("Closing") of the Transaction is subject to approval of the Company's stockholders and the satisfaction of other customary conditions. PDK, the majority stockholder, of the company has agreed to vote the shares of the Company's capital stock held thereby in favor of the Transaction. The Company anticipates closing the Transaction during the second quarter of 1999.

         Following the Closing, the Company shall be restricted from engaging in merchandising, distribution or sale of (i) a broad line of branded nutritional supplements, other than to mass merchandisers, or (ii) any of the Company's proprietary products and/or formulations. As a result, the Company intends to commence a new business.

         The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk as to the availability and integrity of financial systems and reliability of operational systems. The Company is developing a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and is in the process of making remedial changes to its existing software. In addition, the Company has requested from a majority of its

                              FUTUREBIOTICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

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

Liquidity and Capital Resources

         The Company had net working capital of $6,964,000 at February 28, 1999.

          The Company's statement of cash flows reflects cash used in operations of approximately $98,000 which reflects a net loss of approximately ($86,000), increases in operating assets such as accounts receivable ($54,000), due from parent ($313,000), prepaid and other current assets ($12,000) and an adjustment for deferred income tax benefit ($94,000), offset by a decrease in inventories ($190,000), other assets ($30,000), increase in accounts payable and accrued expenses ($132,000) and an adjustment for depreciation and amortization ($114,000).

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

PART II - OTHER INFORMATION

         Item 1. - Legal Proceedings

         Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1998.

                                  Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FUTUREBIOTICS, INC.

Dated:        April 13, 1999                 By:   /s/ Karine Hollander
                                                ------------------------
                                                   Karine Hollander
                                                   Chief Financial Officer