Form 10-K405/A
period 1998-11-30
FUTUREBIOTICS INC
filed 1999-06-07
CIK 922200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-K/A

|X|   Annual Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the fiscal year ended November 30, 1998.

|_|   Transition Report pursuant to Section 13 or 15(d) of
      The Securities Exchange Act of 1934

For the transition period from                     to                     .
                               -------------------    --------------------

Commission File No. 0-24530

                              FUTUREBIOTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   11-3205937
---------------------------------         --------------------------------------
(State of or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

145 Ricefield Lane
Hauppauge, New York                                         11788
---------------------                                       ------
(Address of Principal                                     (Zip Code)
 Executive Offices)

Registrant's telephone number, including area code: (516) 273-2630

Securities registered pursuant to Section 12(b) of the Act:  None.
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

 Units consisting of two (2) shares of common stock, par value $.0001 per share and two (2) Class A Redeemable Common Stock Purchase Warrants
         -------------------------------------------------------------
                                (Title of Class)

               Class A Redeemable Common Stock Purchase Warrants
               -------------------------------------------------
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

                   DOCUMENTS INCORPORATED BY REFERENCE: None.
                                                        ----

                                     PART I
                                     ------

Item 1.  BUSINESS.
         --------

General
-------

     Futurebiotics, Inc., a Delaware corporation (the "Company"), was formed on March 16, 1994. The Company is engaged in the distribution, marketing and sale of vitamins, minerals, herbal formulations and specialty nutritional supplements, which it markets principally to health food stores through regional distributors.


     The Company's primary product line consists of more than 150 items, including multi-vitamin/mineral formulas, green superfood powders, herbal/mineral tonics and herbal complexes, and specific specialty supplements. All of the Company's products are supplied by its parent company, PDK Labs Inc. Sales of the Company's Hair, Skin and Nails products approximated 12%, 11% and 10% of total revenues for the years ended 1998, 1997 and 1996, respectively.


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

Recent Developments
-------------------

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

Products and Product Development
--------------------------------

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

Government Regulation
---------------------

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

Competition
-----------

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

Marketing and Advertising
-------------------------

     The Company markets its products through in-store demonstrations, point of purchase displays, and promotional literature. Advertising is through consumer and trade magazines, newspapers, in-store flyers, radio and distributors catalogs. The Company also mails a five color catalog directly to retail stores.

Trademarks and Patents
----------------------

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

Conflicts of Interests
----------------------

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

Product Liability Insurance
---------------------------

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

Employees
---------

     As of March 1, 1999, the Company employs a total of 13 employees on a full time basis. The Company utilizes PDK for a majority of its administrative functions.

Item 2.  PROPERTIES.
         ----------

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

Item 3.  LEGAL PROCEEDINGS.
         -----------------

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

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

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------


     The Common Stock is regularly quoted and traded on the NASDAQ SmallCap system under the symbol VITK.


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

Second Quarter                 2 3/8            1 5/8

Third Quarter                  3 3/4            21/8

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

Class A Warrants
----------------

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

Item 6.   SELECTED FINANCIAL DATA.
          -----------------------

SUMMARY BALANCE SHEET DATA
       (in thousands)



                                              November 30,

                          1998       1997        1996        1995         1994
                          ----       ----        ----        ----         ----

Total Assets             $7,340    $10,975     $11,764     $10,142       $9,865
Long-Term Obligations       0       3,000       3,000       1,250           0
Stockholders' Equity      7,126     7,798       8,545       8,547         7,890

SUMMARY INCOME STATEMENT DATA
(in thousand, except share and per data)


                                                      Year ended November 30,

                                                1998            1997           1996          1995          1994
                                                ----            ----           ----          ----          ----
Revenues                                      $10,304          $11,682       $12,713       $10,647        $7,415
Operating (Loss) Income                        (914)           (1,206)        (372)          516            895
Net (Loss) Income                              (980)           (1,034)        (290)          442            533
Net (Loss) Income Per Common Stock            ($0.73)          ($0.77)       ($0.21)        $0.33          $1.15
Average Number of Common Shares
Outstanding                                  1,350,000        1,350,000     1,350,000     1,327,643       463,472

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------

Results of Operations

Fiscal Year 1998 compared to Fiscal Year 1997


     Net sales for the fiscal year 1998 were approximately $10,304,000 as compared to net sales in 1997 of $11,682,000. The decrease in sales is attributable to (i) an overall reduction in sales volume of products such as shark cartilage, trace minerals and A to Z vitamins and (ii) a reduction in the average sales prices on products due to competitive pricing and item close outs. Gross profit amounted to approximately $3,775,000 (37% of sales) in 1998 as compared with $5,883,000 (50% of sales) in 1997. The decrease in gross profit percentage is attributable to changes in the Company's price structure and a change in the mix of sales. In addition, the Company has designed new bold color coded labels and has changed from plastic to glass bottles for its products. These changes are intended to enhance and create a more uniform presence for the product line as compared to the original labels which were diversified in style throughout the product line. As a result of these changes, certain product was sold at close out prices which had an impact on the overall gross profit percentage.


     Selling, general and administrative expenses were $4,689,000 (46% of sales) in 1998, and $7,089,000 (61% of sales) in 1997. The decrease is primarily attributable to a charge for promotional costs of approximately $1,507,000 in 1997 related to marketing program; with select retail stores and distributors in order to obtain premium shelf space. Costs associated with these distribution rights were charged ratably over the terms of the agreements. All promotional costs were fully amortized in 1997. In addition, the Company realized a reduction in sales force salaries and expenses in 1998 due to the Company consolidating sales territories and reaching more customers through telemarketing efforts. Telemarketing enables the Company to effectively reach a greater number of customers and also results in fewer expenses related to salespeople calling on customers in person.


     The Company expects a decrease in sales for 1999 as compared to 1998. However, the Company also expects an increase in gross percentage and a reduction in selling expenses in 1999 as compared to 1998. The Company's focus for the fiscal year end 1999 will be to sell more market niche specialty formula products at better gross margins. The Company plans to introduce several new specialty products in 1999.


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


     As of November 30, 1997, the Company owed $3,000,000 under its Revolving Agreement. During fiscal year end 1998, the Company repaid the $3,000,000 obligation with cash flow from operations. The Company has $4,000,000 available for future borrowings under the Revolving Agreement as of November 30, 1998.

     The Term Agreement provides for aggregate borrowings of up to $8,500,000 for the Company and its parent on a combined basis. PDK owes $400,000 under the Revolving Agreement and $5,728,000 under the Term Agreement at November 30, 1998. The Company and its parent are jointly and severally liable for the unpaid balance of the credit facilities. Borrowings are secured by the assets of the Company and its parent.


     The prime rate and the Eurodollar rate at November 30, 1998 were 7.75% and 5.89%, respectively.


     The credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings. The Company is in compliance with the various covenants and restrictions at November 30, 1998.


     The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial agreements.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

          See financial statements following Item 14 of this Annual Report on Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         --------------------------------------

                                          None.

                                    PART III
                                    --------


Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         ------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.
         -------------------------------------------------------------------

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

Item 11. EXECUTIVE COMPENSATION
         ----------------------

SUMMARY COMPENSATION TABLE
--------------------------

                                                        Long Term Compensation

                                              ------------------------------------------------------------
                                            Annual Compensation                 Awards              Payouts

                                         ---------------------------------     --------        -----------------

             (a)              (b)       (c)        (d)         (e)               (f)         (g)           (h)         (i)
                                                                               Restricted                             All
                                                             Other             Stock        LTIP                      Other
                                                             Annual            Awards       Options/    Payouts       Compensation
Name and Principal Position   Year    Salary($)    Bonus($)  Compensation($)   ($)          SARs(#)     ($)        ($)
---------------------------   ----    ---------    --------  ---------------   ----------   --------    -------    ---

Reginald Spinello, CEO       1998     $50,000      $-0-      $     -0-         $  -0-       $  -0-       $  -0-       $  -0-
                             1997     $50,000(1)   $-0-      $     -0-         $  -0-       $  -0-       $  -0-       $  -0-
                             1996     $50,000      $-0-      $     -0-         $  -0-       $  -0-       $  -0-       $  -0-

Alan Novich, Chairman        1997     $56,000      $-0-      $     -0-            -0-       $ -0-        $  -0-       $  -0-
                             1997     $225,000     $100,000  $     -0-            -0-       $ -0-        $  -0-       $  -0-
                             1996     $225,000     $125,000  $     -0-            -0-       $ -0-        $  -0-       $  -0-


(1) During the year ended November 30, 1997, Mr. Spinello's compensation was covered under the Sales and Management Agreement with PDK Labs Inc. Mr. Spinello devotes approximately 15 hours per week to the Company's business.


                       Aggregated Option/SAR Exercises -
                       ---------------------------------
                          and FY-End Option/SAR Values
                          ----------------------------


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


     In April 1996, the Company amended its five year employment agreement with its former chairman of the board providing for annual compensation of $225,000 plus benefits, commencing on the effective date of the initial public offering. Additionally, this individual was granted options to purchase 41,668 shares of the Company's common stock. The options have an exercise price of $15.00 and are exercisable at any time through March 1999. On February

26, 1998, the Company terminated Mr. Novich's employment agreement and ceased making payments under the agreement.


Employment Agreements
---------------------

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

Stock Option Plans
------------------

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

Item 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------


     The following table sets forth certain information, as of February 19, 1999 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                  Amount
                                  and Nature                 Approximate
Name and Address                  Beneficial                 Percent of
of Beneficial Owner               Ownership                  Class
-------------------               ----------                 -----------

PDK Labs, Inc.(2)                 700,000                    51.9%


Reginald Spinello (3)             0                          0


Thomas Keith (3)                  0                          0


Lawrence Simon (3)                0                          0


Karine Hollander (3)              0                          0


Theresa Giove (3)                 0                          0


Directors and Officers            0                          0
 as a Group (5 persons)

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

(3) The address for all listed beneficial owners is 145 Ricefield Lane, Hauppauge, New York 11788.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     PDK provides the Company with certain management services, including bookkeeping, order processing, computer services and shipping and further provides all of the products marketed by the Company pursuant to a Sales and Management Agreement between the Company and PDK, as amended. In 1998, the Company paid $143,000 to PDK for management and administrative services. The Company pays PDK its costs for the Products, which is defined as actual material costs, plus an amount representing PDK's actual direct labor costs plus factory overhead, as determined in accordance with generally accepted accounting principles. During fiscal year 1998, the Company paid $7,540,000 to PDK for these products.


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


     The Company and its parent are jointly and severally liable for the unpaid balance of the credit facilities. Borrowings are secured by the assets of the Company and its parent. The credit facilities contain various covenants pertaining to the maintenance of certain financial ratio restrictions, limitations on dividends, and restrictions on borrowings. During fiscal year 1998, the Company did not make any debt payments on behalf of PDK.


General
-------

     The Company believes that material affiliated transactions between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                                    PART IV
                                    -------

Item 14. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

21.7              Financial Data Schedule

     * Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 33-78022

** Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1994.

*** Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1996.

++++ Incorporated by Reference to the Company's Form 10-K for the year ended November 30, 1998.

****      Incorporated by Reference to the Company's Form 8-K dated March 10,
          1999.


(B)       Reports on Form 8-K.

          None.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     New York, New York
           June 4, 1999

                                   FUTUREBIOTICS, INC.


                                   By: /s/ Reginald Spinello
                                       -----------------------------------------
                                       President and Chief Executive Officer


                                   By: /s/ Karine Hollander
                                       -----------------------------------------
                                       Chief Financial Officer and Prinipal
                                       Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.


Signature                          Title                            Date
---------                          -----                            ----

/s/ Reginald Spinello              President, Chief             June 4, 1999
--------------------------------   Executive Officer
Reginald Spinello                  and Director


/s/ Theresa Giove                  Director                     June 4, 1999
-------------------------------
Theresa Giove


/s/ Thomas Keith                   Director                     June 4, 1999
--------------------------------
Thomas Keith


/s/ Lawrence D. Simon              Director                     June 4, 1999
--------------------------------
Lawrence De. Simon


/s/ Karine Hollander               Director                     June 4, 1999
--------------------------------
Karine Hollander