Form 10-Q
period 1999-05-31
FUTUREBIOTICS INC
filed 1999-07-14
CIK 922200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM   TO

                        COMMISSION FILE NUMBER: 33-78022

                               FUTUREBIOTICS, INC.
                ------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                          11-3205937
-------------------------------                       -------------------------
(STATE OR OTHER JURISDICTION OF                       (STATE OR I.R.S. EMPLOYER
 INCORPORATION OF ORGANIZATION)                         IDENTIFICATION NUMBER)

                               145 RICEFIELD LANE
                               HAUPPAUGE, NEW YORK
                      ------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                      11788
                             ----------------------
                                   (ZIP CODE)

                                 (516) 273-2630
                    ----------------------------------------
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                           YES   X        NO
                                               ----         -----

   CLASS                                  OUTSTANDING AT JULY 1, 1999
------------                              ----------------------------
COMMON STOCK                                        1,350,000

                               FUTUREBIOTICS, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                      FOR THE SIX MONTHS ENDED MAY 31, 1999
                                TABLE OF CONTENTS

                                                                    PAGE TO PAGE

         FINANCIAL STATEMENTS:

         Condensed balance sheets.......................................1

         Condensed statements of operations.............................2

         Condensed statements of cash flows.............................3

         Notes to condensed financial statements........................4 - 6

         Management's discussion and analysis
         of financial condition and results
         of operations..................................................7 - 9

         Legal proceedings..............................................10

         Signatures.....................................................11

                               FUTUREBIOTICS, INC.
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        MAY 31, 1999      NOVEMBER 30, 1998
                                                                        (UNAUDITED)
                                ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                            $       62            $     181
  ACCOUNTS RECEIVABLE (LESS ALLOWANCE FOR DOUBTFUL
     ACCOUNTS OF $12)                                                       1,127                1,030
  INVENTORIES (NOTE 4)                                                      1,855                2,179
  DUE FROM PARENT                                                           3,005                2,533
  PROPERTY, PLANT AND EQUIPMENT HELD FOR DISPOSAL (NOTE 5)                    164                  194
  INTANGIBLE ASSETS HELD FOR DISPOSAL (NOTE 6)                                372                  438
  PREPAID INCOME TAXES                                                          6                  -
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                   446                  145
  DEFERRED INCOME TAX ASSET (NOTE 9)                                          330                  326
                                                                        ---------            ---------
  TOTAL CURRENT ASSETS                                                      7,367                7,026


OTHER ASSETS                                                                  142                  314
                                                                        ---------            ---------
                                                                         $  7,509             $  7,340
                                                                         ========             ========
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 $     399           $       72
                                                                        ---------           ----------
  TOTAL CURRENT LIABILITIES                                             $     399           $       72
                                                                        ---------           ----------
LONG-TERM DEBT (NOTE 7)
DEFERRED INCOME TAX LIABILITY (NOTE 9)                                      -                      142
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $.0001 PAR VALUE;
     AUTHORIZED 40,000,000 SHARES;
     1,350,000 ISSUED AND OUTSTANDING                                       -                    -
  PREFERRED STOCK, $.0001 PAR VALUE;
     AUTHORIZED 8,335,000 SHARES; 8,335,000
     ISSUED AND OUTSTANDING                                                    1                     1
  ADDITIONAL PAID-IN CAPITAL                                               9,395                 9,395
  UNEARNED COMPENSATION                                                   (1,096)               (1,228)
  (DEFICIT)                                                               (1,190)               (1,042)
                                                                         --------             --------
                                                                            7,110                7,126
                                                                         --------             --------
                                                                         $  7,509             $  7,340
                                                                         ========             ========

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                       MAY 31,                          MAY 31,

                                                                 1999         1998               1999           1998
                                                                 ----         ----               ----           ----
NET SALES                                                   $   4,020      $   5,105          $   2,272      $   2,761

COSTS AND EXPENSES:

   COST OF SALES                                                2,353           3,031             1,362          1,655
   SELLING, GENERAL AND ADMINISTRATIVE                          1,961           2,471             1,024          1,260
                                                           ----------     -----------        -----------   -----------
                                                                4,314           5,502             2,386          2,915
                                                           ----------     -----------        -----------   -----------
OPERATING LOSS                                                   (294)           (397)             (114)          (154)

OTHER:

    INTEREST INCOME                                             -                 (37)            -                (10)
    INTEREST EXPENSE                                            -                  99             -                 40
    OTHER                                                       -                  (5)            -                  3
                                                           ----------     -----------        -----------   -----------
                                                                -                  57             -                 33
                                                           ----------     -----------        -----------   -----------
LOSS BEFORE BENEFIT
   FOR INCOME TAXES                                              (294)           (454)             (114)          (187)

INCOME TAX BENEFIT                                               (146)           (135)              (52)           (49)
                                                           ----------     -----------        -----------   -----------

NET LOSS                                                   $     (148)    $      (319)       $      (62)   $      (138)
                                                           ==========     ===========        ===========   ===========

LOSS PER COMMON SHARE                                      $     (.11)    $      (.23)       $     (.05)   $      (.10)
                                                           ----------     -----------        -----------   -----------
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                             1,350,000       1,350,000         1,350,000      1,350,000
                                                           ----------     -----------        ----------    -----------

                               FUTUREBIOTICS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  SIX MONTHS ENDED
                                                                                       MAY 31,
                                                                             1999                 1998
                                                                             ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                $    (148)           $   (319)
                                                                          ---------            --------
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN)
     PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                              228                 265
     DEFERRED INCOME TAX BENEFIT                                               (146)               (135)
    LOSS ON SALE OF EQUIPMENT                                                  -                      5
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
        (INCREASE) DECREASE IN ASSETS:
        ACCOUNTS RECEIVABLE                                                     (97)               (153)
        INVENTORIES                                                             324                 (49)
        DUE TO/FROM PARENT                                                     (472)                675
        PREPAID INCOME TAXES                                                     (6)                132
        PREPAID EXPENSES AND OTHER CURRENT ASSETS                              (301)                  8
        OTHER ASSETS                                                            172                  (6)
       INCREASE (DECREASE) IN LIABILITIES:

        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   327                 (49)
                                                                          ---------            --------
       TOTAL ADJUSTMENTS                                                         29                 693
                                                                          ---------            --------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     (119)                374
                                                                          ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PROCEEDS FROM SALE/MATURITY OF MARKETABLE SECURITIES                         -                  1,088
  PROCEEDS FROM SALE OF EQUIPMENT                                              -                     15
  PURCHASE OF PROPERTY, PLANT AND EQUIPMENT                                    -                     (3)
                                                                          ---------            --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                      -                  1,100
                                                                          ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPAYMENT OF DEBT                                                            -                 (1,600)
                                                                          ---------            ---------
  NET CASH USED IN FINANCING ACTIVITIES                                        -                 (1,600)
                                                                          ---------            ---------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (119)               (126)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              181                 615
                                                                          ---------            --------

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $      62            $    489
                                                                          =========            ========

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 1999


1.       BASIS OF PRESENTATION:

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of May 31, 1999 and the results of operations and statements of cash flows for the six months ended May 31, 1999 and 1998. The balance sheet as of November 30, 1998 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1998. The results of operations and cash flows for the six months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3.       INVENTORIES:

         Inventories, consisting principally of finished goods, at May 31, 1999 have been estimated using the gross profit method.

4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, at cost, consist of the following:

                                                            SIX MONTHS ENDED       YEAR ENDED
                                                                 MAY 31,          NOVEMBER 30,
                                                                  1999                1998
                                                                  ----                ----
                                                             (IN THOUSANDS)      (IN THOUSANDS)
                                                               (UNAUDITED)

Equipment                                                      $      34            $      34
Office equipment and fixtures                                        368                  368
Leasehold improvements                                                 8                    8
                                                               ---------            ---------
                                                                     410                  410

Less accumulated depreciation and amortization                       246                  216
                                                               ---------            ---------
                                                                     164                  194
Less assets held for disposal                                        164                  194
                                                               ---------            ---------
                                                               $      -             $      -
                                                               =========            =========

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 1999
                                   (CONTINUED)


5.       INTANGIBLE ASSETS:

         Intangible assets consist of the following:

                                             SIX MONTHS ENDED       YEAR ENDED
                                                  MAY 31,          NOVEMBER 30,
                                                   1999                1998
                                                   ----                ----
                                              (IN THOUSANDS)      (IN THOUSANDS)
                                                (UNAUDITED)

         Covenants not to compete              $     845              $    845
         Goodwill                                    300                   300
         Other                                        31                    34
                                               ---------              --------
                                                   1,176                 1,179
         Less accumulated amortization               804                   741
                                               ---------              --------
                                                     372                   438
         Less assets held for disposal               372                   438
                                               ---------              --------
                                               $     -                $    -
                                               =========              ========

6.       LONG-TERM DEBT:

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

         The prime rate at May 31, 1999 was 7.75%.

7.       STOCKHOLDERS' EQUITY:

          The loss per common share is computed by dividing the net loss by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the calculation as the effect is antidilutive.

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 1999
                                   (CONTINUED)

8.       INCOME TAXES:

         The tax effects of temporary differences that give rise to the net deferred income tax asset (liability) are comprised of the following:

                                                  NET                 NET
                                               DEFERRED            DEFERRED
                                              INCOME TAX          INCOME TAX
                                           ASSET (LIABILITY)   ASSET (LIABILITY)

                                             MAY 31, 1999      NOVEMBER 30, 1998
                                             ------------      -----------------
                                              (UNAUDITED)
                                            (IN THOUSANDS)      (IN THOUSANDS)

         Inventories                            $ 139               $ 144
         Property, plant and equipment            (36)                (35)
         Tax carryforwards                        608                 528
         Unearned compensation                   (119)               (142)
         Intangibles                              203                 199
         Other                                   (122)                 -
         Valuation allowance                     (343)               (510)
                                               -------             -------
                                               $  330              $  184
                                               =======             =======

9.       MAJOR CUSTOMER:

         Sales to a major customer approximated 10% of total sales for the six month period ended May 31, 1999.


10.      SUBSEQUENT EVENT:

         On July 1, 1999, Nutraceutical Corporation terminated the agreement to purchase substantially all of the Company's assets. Management is pursuing the sale of these assets, and does not anticipate a loss on the sale.

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

RESULTS OF OPERATIONS

         Net sales for the six and three month periods ended May 31, 1999 approximated $4,020,000 and $2,272,000 respectively, as compared to $5,105,000 and $2,761,000 in the corresponding periods. Gross profit on these sales approximated $1,667,000 (41% of sales) and $910,000 (40% of sales) for the six and three month periods ended May 31, 1999 as compared to $2,074,000 (41% of sales) and $1,106,000 (40% of sales) in the corresponding period.

         Selling, general and administrative expenses approximated $1,961,000 (49% of sales) and $1,024,000 (45% of sales) for the six and three months ended May 31, 1999 respectively, as compared to $2,471,000 (48% of sales) and $1,260,000 (46% of sales) for the corresponding periods in 1998. The decrease is primarily attributable to the consolidation of sales territories and increased telemarketing efforts with a resulting decrease in sales force salaries and expenses.

         On July 1, 1999, Nutraceutical Corporation terminated the agreement to purchase substantially all of the Company's assets. Management is pursuing the sale of these assets, and does not anticipate a loss on the sale.

                               FUTUREBIOTICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk as to the availability and integrity of financial systems and reliability of operational systems. The Company has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and has satisfactorily tested remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had net working capital of $6,968,000 at May 31, 1999.

         The Company's statement of cash flows reflects cash used in operations of approximately $119,000 which reflects a net loss of approximately ($148,000), increases in operating assets such as accounts receivable ($97,000), due from parent ($472,000), prepaid and other current assets ($301,000) and an adjustment for deferred income tax benefit ($146,000), offset by a decrease in inventories ($324,000), other assets ($172,000), increase in accounts payable and accrued expenses ($327,000) and an adjustment for depreciation and amortization ($228,000).

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




                                       FUTUREBIOTICS, INC.



DATED: JULY 14, 1999                   BY:  /KARINE HOLLANDER/
                                          --------------------------------
                                            KARINE HOLLANDER
                                            CHIEF FINANCIAL OFFICER