Form 10-Q
period 1999-08-31
FUTUREBIOTICS INC
filed 1999-10-14
CIK 922200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 1999

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

   Class                                       Outstanding at October 7, 1999
Common Stock                                            1,350,000

                               FUTUREBIOTICS, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                    For the Nine Months Ended August 31, 1999



                                TABLE OF CONTENTS

                                                                   Page to Page



         Financial Statements:

         Condensed balance sheets......................................1

         Condensed statements of operations............................2

         Condensed statements of cash flows............................3

         Notes to condensed financial statements.......................4 - 6

         Management's discussion and analysis
         of financial condition and results
         of operations.................................................7 - 8

         Legal proceedings.............................................9

         Signatures....................................................10

                               FUTUREBIOTICS, INC.
                            CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share data)




                                                                 August 31, 1999      November 30, 1998
                                                                  (Unaudited)
                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $     37             $    181
  Accounts receivable (less allowance for doubtful
     accounts of $12)                                                    994                1,030
  Inventories (Note 3)                                                 1,919                2,179
  Due from parent                                                      3,217                2,533
  Property, plant and equipment held for disposal (Note 4)               149                  194
  Intangible assets held for disposal (Note 5)                           334                  438
  Prepaid income taxes                                                     9                  -
  Prepaid expenses and other current assets                              231                  145
  Deferred income tax asset (Note 8)                                     307                  326
                                                                    --------             --------
  Total current assets                                                 7,197                7,026


OTHER ASSETS                                                             130                  314
                                                                    --------             --------
                                                                    $  7,327             $  7,340
                                                                    ========             ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $    659             $     72
                                                                    --------             --------
  Total current liabilities                                              659             $     72
                                                                    --------            ---------

LONG-TERM DEBT (Note 6)
DEFERRED INCOME TAX LIABILITY (Note 8)                                   -                    142
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;
     1,350,000 issued and outstanding                                    -                     -
  Preferred stock, $.0001 par value;
     authorized 8,335,000 shares; 8,335,000
     issued and outstanding                                                1                    1
  Additional paid-in capital                                           9,395                9,395
  Unearned compensation                                              (1,031)               (1,228)
  (Deficit)                                                          (1,697)               (1,042)
                                                                    --------             --------
                                                                       6,668                7,126
                                                                    --------             --------
                                                                    $  7,327             $  7,340
                                                                    ========             ========

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in thousands, except share and per share data)




                                                     Nine  Months Ended              Three Months Ended
                                                         August 31,                      August 31,
                                                   1999           1998              1999           1998
                                                   ----           ----              ----           ----

NET SALES                                      $   5,484      $   7,656          $   1,464      $   2,550


COSTS AND EXPENSES:
   Cost of sales                                   3,235          4,522                882          1,490
   Selling, general and administrative             3,027          3,582              1,066          1,111
                                               ---------      ----------         ----------     ---------
                                                   6,262          8,104              1,948          2,601
                                               ---------      ----------         ----------     ---------


OPERATING LOSS                                      (778)          (448)              (484)           (51)

OTHER:
    Interest income                                 -               (51)              -               (14)
    Interest expense                                -               120               -                22
    Other                                           -                (9)              -                (4)
                                               ---------      ----------         ----------     ---------
                                                    -                60               -                 4
                                               ---------      ----------         ----------     ---------

LOSS BEFORE (BENEFIT)/PROVISION
   FOR INCOME TAXES                                 (778)          (508)              (484)           (55)

INCOME TAX (BENEFIT)/PROVISION                      (123)          (162)                23            (28)
                                               ---------     ----------          ----------     ---------

NET LOSS                                       $    (655)    $     (346)         $    (507)     $     (27)
                                               =========     ==========          ==========     =========


LOSS PER COMMON SHARE                          $   (.49)     $     (.26)         $    (.38)    $    (.02)
                                               ---------     ----------          ----------     ---------

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                1,350,000      1,350,000          1,350,000      1,350,000
                                               ---------     ----------          ----------     ---------

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 (in thousands, except share and per share data)




                                                                       Nine Months Ended
                                                                          August 31,
                                                                      1999           1998
                                                                      ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (655)      $   (346)
                                                                   ---------      ---------
  Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:
     Depreciation and amortization                                      346            385
     Deferred income tax benefit                                       (123)          (162)
    Loss on sale of equipment                                          -                 5
    Changes in operating assets and liabilities:
        (Increase) decrease in assets:
        Accounts receivable                                              36            393
        Inventories                                                     260           (510)
        Due to/from parent                                             (684)         1,484
        Prepaid income taxes                                             (9)           132
        Prepaid expenses and other current assets                       (86)           160
        Other assets                                                    184             68
        Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                           587            (63)
                                                                   ---------      ---------
       Total adjustments                                                511          1,892
                                                                   ---------      --------
       Net cash (used in) provided by operating activities             (144)         1,546
                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in investments                                              -             1,288
  Proceeds from sale of equipment                                      -                15
  Purchase of property, plant and equipment                            -               (40)
                                                                   ---------      ---------
Net cash provided by investing activities                              -             1,263
                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                    -            (3,000)
                                                                   ---------      ---------
  Net cash used in financing activities                                -            (3,000)
                                                                   ---------      ---------

  Net decrease in cash and cash equivalents                            (144)          (191)
  Cash and cash equivalents at beginning of period                      181            615
                                                                   ---------      ---------

  Cash and cash equivalents at end of period                       $     37       $    424
                                                                   ========       ========-

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999

1.       Basis of Presentation:

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of August 31, 1999 and the results of operations and statements of cash flows for the nine months ended August 31, 1999 and 1998. The balance sheet as of November 30, 1998 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1998. The results of operations and cash flows for the nine months ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods, at August 31, 1999 have been estimated using the gross profit method.

4.       Property, Plant and Equipment:

         Property, plant and equipment, at cost, consist of the following:

                                                Nine Months Ended   Year Ended
                                                   August 31,      November 30,
                                                      1999             1998
                                                      ----             ----
                                                 (in thousands)   (in thousands)
                                                   (unaudited)

Equipment                                         $       34        $       34
Office equipment and fixtures                            368               368
Leasehold improvements                                     8                 8
                                                  ----------        ----------
                                                         410               410

Less accumulated depreciation and amortization           261               216
                                                  ----------        ----------
                                                         149               194
Less assets held for disposal                            149               194
                                                  ----------        ----------
                                                  $      -          $      -
                                                  ==========        ==========

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999
                                   (Continued)



5.       Intangible Assets:

         Intangible assets consist of the following:
                                               Nine Months Ended    Year Ended
                                                  August 31,       November 30,
                                                     1999              1998
                                                     ----              ----
                                                (in thousands)    (in thousands)
                                                  (unaudited)

         Covenants not to compete                 $     845         $    845
         Goodwill                                       300              300
         Other                                           25               34
                                                  ---------         --------
                                                      1,170            1,179
         Less accumulated amortization                  836              741
                                                  ---------         --------
                                                        334              438
         Less assets held for disposal                  334              438
                                                  ---------         --------
                                                  $     _           $ -
                                                  =========         ========

6.       Long-Term Debt:

         On July 22, 1999, the Company and its parent terminated the revolving credit and term loan facilities with its bank.


7.       Stockholders' Equity:

          The loss per common share is computed by dividing the net loss by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the calculation as the effect is antidilutive.

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED AUGUST 31, 1999
                                   (Continued)


8.       Income Taxes:

         The tax effects of temporary differences that give rise to the net deferred income tax asset (liability) are comprised of the following:


                                                 Net                  Net
                                              Deferred             Deferred
                                             Income Tax           Income Tax
                                          Asset (Liability)    Asset (Liability)

                                           August 31, 1999     November 30, 1998
                                           ---------------     -----------------
                                             (unaudited)
                                           (in thousands)       (in thousands)


         Inventories                        $    137               $  144
         Property, plant and equipment           (36)                 (35)
         Tax carryforwards                       739                  528
         Unearned compensation                  (108)                (142)
         Intangibles                             205                  199
         Valuation allowance                    (630)                (510)
                                            ---------              -------
                                            $    307               $  184
                                            =========              =======


9.       Major Customer:

         Sales to two major customers each approximated 11% of total sales for the nine month period ended August 31, 1999.

10.     Sale of Assets

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

Results of Operations

         Net sales for the nine and three month periods ended August 31, 1999 approximated $5,484,000 and $1,464,000 respectively, as compared to $7,656,000 and $2,550,000 in the corresponding periods. The decline in sales is a result of unfavorable market conditions, weak distribution and discontinued items. Gross profit on these sales approximated $2,249,000 (41% of sales) and $582,000 (40% of sales) for the nine and three month periods ended August 31, 1999 as compared to $3,134,000 (41% of sales) and $1,060,000 (42% of sales) in the corresponding period.

         Selling, general and administrative expenses approximated $3,027,000 (55% of sales) and $1,066,000 (73% of sales) for the nine and three months ended August 31, 1999 respectively, as compared to $3,582,000 (47% of sales) and $1,111,000 (44% of sales) for the corresponding periods in 1998. The decrease is primarily attributable to the consolidation of sales territories and increased telemarketing efforts with a resulting decrease in sales force salaries and expenses.

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

                               FUTUREBIOTICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



         The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk as to the availability and integrity of financial systems and reliability of operational systems. The Company has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and has satisfactorily tested and implemented remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.


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


Liquidity and Capital Resources

         The Company had net working capital of $6,538,000 at August 31, 1999.

          The Company's statement of cash flows reflects cash used in operations of approximately $144,000 which reflects a net loss of approximately ($ 655,000), increases in operating assets such as due from parent ($684,000), prepaid and other current assets ($86,000) and an adjustment for deferred income tax benefit ($123,000), offset by (i) a decrease in accounts receivable ($36,000), inventories ($260,000), other assets ($184,000), (ii) an increase in accounts payable and accrued expenses ($587,000) and (iii) an adjustment for depreciation and amortization ($346,000).

         On July 22, 1999, the Company and its parent terminated the revolving credit and term loan facilities with its bank.

         The Company expects to meet its cash requirements from operations and current cash reserves.

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






                                       FUTUREBIOTICS, INC.




Dated: October 12, 1999                By:  /Karine Hollander/
                                          --------------------------------------
                                            Karine Hollander
                                            Chief Financial Officer