Form 10-K
period 1999-11-30
FUTUREBIOTICS INC
filed 2000-02-28
CIK 922200

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               REPORT ON FORM 10-K

         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended November 30, 1999.
                                   -----------------

         [_] Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to ___________________.

Commission File No. 0-24530

                               FUTUREBIOTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       11-3205937
---------------------------------         ---------------------------------
(State of or other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)

145 Ricefield Lane
Hauppauge, New York                                        11788
---------------------                                   ----------
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

                Class A Redeemable Common Stock Purchase Warrants
                -------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Issuer's revenues for its most recent fiscal year were $7,305,000.

         The aggregate market value of the voting stock held by non- affiliates of the Registrant, computed by reference to the closing price of such stock as of February 22, 2000, was approximately $658,000.

         Number of shares outstanding of the issuer's common stock, as of February 22, 2000, was 1,350,000.


                   DOCUMENTS INCORPORATED BY REFERENCE: None.
                                                        ----

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

Recent Developments

         On March 3, 1999, the Company entered into an asset purchase agreement with a third party to sell substantially all of the Company's assets. In July 1999, the third party exercised its option to terminate the agreement. Management is no longer pursuing the sale of these assets.

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

         In October 1994, the Dietary Supplement Health and Education Law was signed into law. This new law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, amino acids, herbs and other nutritional substances are included in the definition. It expressly provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, provided it is not false or misleading. On March 17, 1999, the FDA published final regulations which will require the re-labeling of the OTC drug products. The regulation, which became effective April 16, 1999, requires that companies begin phase-in of the new label format commencing May 2001. There is no reason to expect that compliance with this regulation will affect the Company any differently than any other industry member.

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

Conflicts of Interests

         As of November 30, 1999, PDK owned seventy eight and five tenths (78.5%) percent of the Company's outstanding shares of Common Stock and one hundred (100%) percent of its Preferred Stock. At present, PDK supplies all of the Company's products, as well as certain management and administrative facilities and personnel. It is anticipated that PDK will continue to supply a significant percentage of the Company's products, at or near present levels, as well as administrative and support services, and that the Company will continue to operate its executive offices and distribution at facilities leased and managed by PDK. In addition, four (4) members of PDK's Board of Directors, Reginald Spinello, Karine Hollander, Thomas Keith and Lawrence Simon, are also members of the Company's Board of Directors. Reginald Spinello, a Director and the President and Chief Executive Officer of the Company, is PDK's President and Chief Executive Officer. Because of PDK's ownership interest in the Company, the identity of certain management and PDK's role as a significant supplier to the Company, certain conflicts of interest may occur between the Company and PDK.

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

Employees

         As of February 22, 2000, the Company employs a total of 8 employees on a full time basis. The Company utilizes PDK for a majority of its administrative functions.

Item 2.  PROPERTIES.

         The Company's corporate, sales, and advertising offices are located at the offices of PDK Labs Inc., 145 Ricefield Lane, Hauppauge, New York 11788, (telephone number (516) 273-6300).

         The lease is for 5,000 square feet for an initial one (1) year term with yearly options to renew with escalations of five (5%) percent annually. The initial annual rental is $50,000. The lease terminates in October, 2000.

Item 3.  LEGAL PROCEEDINGS.

         Except as set forth below, management is not aware of any material legal proceedings pending against the Company.

         Although the Company is not a party to the following legal proceedings, PDK has been named in the following litigations:

         On July 29, 1996, PDK served a complaint (the "Complaint") against a former executive in litigation entitled PDK Labs Inc. v. Perry Krape in the Supreme Court of the State of New York, County of Suffolk. The Complaint alleges, in pertinent part, that the former executive breached his employment agreement with PDK by competing with PDK and soliciting PDK's customers in violation of the terms of the agreement. The Complaint further alleges that the executive has defaulted on payments due to PDK pursuant to a promissory note and that while serving as an officer of PDK made inappropriate investments for PDK's Profit Sharing Plan and Trusts. By virtue of the foregoing, PDK alleges that the executive has breached his Employment Agreement and the Amendment, engaged in unfair competition, breached the terms of a personal guarantee, defaulted upon the promissory note, converted funds belonging to PDK and breached his fiduciary duty to PDK.

         In his Answer and Counterclaim (the "Counterclaim"), the executive offers general denials of these allegations and interposes both personal counterclaims and derivative claims. The executive's personal Counterclaim asserts, in pertinent part, that the Company and certain officers and directors have breached their fiduciary duty to him and that the Restrictive Covenant and agreement is unenforceable and should be deemed a nullity. The derivative claims were dismissed by the court and the executive has appealed the dismissal. PDK and the directors deny that they engaged in any improper conduct which would support the executive's personal Counterclaim. Each intends to vigorously defend against such claims and PDK intends to proceed with its action against the executive.

         On February 22, 1999, Mr. Krape served a demand on the PDK's board of directors, pursuant to Section 626 of the New York Business Corporation Law, to commence a shareholder's derivative action (the "Demand"). The Demand requests that the board of directors commence an action for fraud, breach of fiduciary duty and corporate waste against various individuals and entities including former and present officers and directors of PDK. After a detailed investigation conducted by special counsel, a disinterested subcommittee of the board of directors determined that the Company should not assert any of the listed claims. Thereafter, Mr. Krape initiated a new derivative action entitled Perry Krape v. PDK Labs Inc., et. al., in the United States District Court for the Eastern District of New York. No relief is sought against the Company, as all claims are asserted on the Company's behalf. Nevertheless, the Company has concluded that the claims are without merit, and it will seek the dismissal of the lawsuit.

         Futurebiotics has not been named as a party in the former executive's Counterclaim.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) On October 15, 1999, the Company held its annual meeting of Shareholders.

         (b) At said meeting, the following five individuals were elected by the following vote to serve as directors until the next annual meeting of stockholders and until their successors are elected and qualified:

                                          FOR                  AGAINST
                                          ---                  -------

         Reginald Spinello             1,724,802                8,736
         Karine Hollander              1,724,802                8,736
         Thomas Keith                  1,724,802                8,736
         Theresa Giove                 1,724,802                8,736
         Lawrence D. Simon             1,724,802                8,736

         (c) At said meeting 1,728,617 votes in favor of and 3,911 votes against a proposal to ratify the appointment of Holtz Rubenstein & Co., LLP to serve as the independent certified public accountants for the 2000 fiscal year.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is regularly quoted and traded on the NASDAQ SmallCap system under the symbol VITK.

         The Company acquired $1,469,000 worth of its own common stock in fiscal 1999, repurchasing 458,083 shares at an average price of $3.21. In addition, the Company repurchased 19,198 shares at an average price of $4.34 between December 1, 1999 and February 22, 2000. As of February 22, 2000, the Company had authorization to repurchase an additional $447,000 worth of its own common stock.

         The following table indicates the high and low prices for the Company's Common Stock and Class A Warrants for the period up to December 31, 1999 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Common Stock
------------

1997 Calendar Year                                  Quoted Price
------------------                                  ------------

                                                  High          Low
                                                  ----          ---

First Quarter                                     3              3/4

Second Quarter                                    2 3/8        1 5/8

Third Quarter                                     3 3/4        2 1/8

Fourth Quarter                                    4 1/4        3 3/8


1998 Calendar Year                                  Quoted Price
------------------                                  ------------

                                                  High          Low
                                                  ----          ---

First Quarter                                     4 1/2        3 1/2

Second Quarter                                    7 7/8        1 1/4

Third Quarter                                     3 1/2        1 1/4

Fourth Quarter                                   16              3/4

1999 Calendar Year                                  Quoted Price
------------------                                  ------------

                                                  High          Low
                                                  ----          ---

First Quarter                                     4 1/2        2

Second Quarter                                    3 1/4        2 7/8

Third Quarter                                     3 1/32       1 7/16

Fourth Quarter                                    9 1/4        1 1/2


Class A Warrants
----------------


1997 Calendar Year                                  Quoted Price
------------------                                  ------------

                                                  High          Low
                                                  ----          ---

First Quarter                                     1/32         1/32

Second Quarter                                    1/32         1/32

Third Quarter                                     1/32         1/32

Fourth Quarter                                    1/32         1/32


1998 Calendar Year                                  Quoted Price
------------------                                  ------------

                                                  High          Low
                                                  ----          ---

First Quarter                                     1/64         1/64

Second Quarter                                    1/64         1/64

Third Quarter                                     1/64         1/64

Fourth Quarter                                    1/64         1/64


1999 Calendar Year                                  Quoted Price
------------------                                  ------------

                                                  High          Low
                                                  ----          ---

First Quarter                                     3/32         3/32

Second Quarter                                      Did not Trade

Third Quarter                                       Did not Trade

Fourth Quarter                                      Did not Trade

         On February 22, 2000, the closing price of the Common Stock as reported on NASDAQ National was $3.81. On February 22, 2000, there were 152 holders of record of Common Stock.

Item 6.  SELECTED FINANCIAL DATA.

SUMMARY BALANCE SHEET DATA
    (in thousands)

                                                                   November 30,
                                      --------------------------------------------------------------------------
                                      1999            1998              1997               1996             1995
                                      ----            ----              ----               ----             ----
Total Assets                         $4,431          $7,340           $10,975            $11,764          $10,142
Long-Term Obligations                     0               0             3,000              3,000            1,250
Stockholders' Equity                 $4,360           7,126             7,798              8,545            8,547


SUMMARY INCOME STATEMENT DATA
(in thousand, except share and per data)

                                                                  Year ended November 30,
                                                -----------------------------------------------------------------
                                                1999            1998            1997           1996          1995
                                                ----            ----            ----           ----          ----
Revenues                                        $7,305         $10,304         $11,682        $12,713       $10,647
Operating (Loss) Income                         (1,486)           (914)         (1,206)          (372)          516
Net (Loss) Income                               (1,685)           (980)         (1,034)          (290)          442
Net (Loss) Income Per Common Stock              ($1.26)         ($0.73)         ($0.77)        ($0.21)        $0.33
Average Number of Common Shares
Outstanding                                  1,340,677       1,350,000       1,350,000      1,350,000     1,327,643

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Fiscal Year 1999 compared to Fiscal Year 1998

         Net sales for the fiscal year 1999 were approximately $7,305,000 as compared to net sales in 1998 of $10,304,000. The decline in sales is a result of unfavorable market conditions and weak distribution resulting from increased competition in the Company's specialty items. In addition, the Company has realized an increase in products returned from customers related to the discontinuance of items. Gross profit amounted to approximately $2,678,000 (37% of sales) in 1999 as compared with $3,775,000 (37% of sales) in 1998.

         Selling, general and administrative expenses were $4,164,000 (57% of sales) in 1999 and $4,689,000 (46% of sales) in 1998. The Company has reduced staff and engaged the use of commissioned brokers to further assist with its marketing efforts to reach favorable sales levels.

         The Company recorded a tax provision of $199,000, related principally to an increase in the valuation allowance against the deferred tax asset generated by net operating loss carry forwards.

         On March 3, 1999, the Company entered into an asset purchase agreement with a third party to sell substantially all of the Company's assets. In July 1999, the third party exercised its option to terminate the agreement. Management is no longer pursuing the sale of these assets.

         The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirement to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

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

         Management believes that inflation did not have a material effect on operations or financial condition in 1999, 1998, or 1997. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

         The Company had working capital of approximately $3,809,000 and $6,322,000 at November 30, 1999 and 1998, respectively.

         The Company's statement of cash flows reflects cash provided by operations of approximately $1,382,000, which reflects a net loss of approximately ($1,685,000) and an increase in accounts receivable ($108,000), offset by decreases in inventories ($687,000), due from parent ($1,432,000), other assets ($168,000), an adjustment for depreciation and amortization ($582,000) and an adjustment for deferred tax provision ($184,000).

         The statement also reflects cash used in financing activities of approximately $1,469,000 representing the purchase of treasury stock.

         The Company reacquired 458,083 shares of its common stock at an average price of $3.21 during fiscal 1999. In September 1999, the Company's Board of Directors authorized the Company to repurchase up to $2,000,000 worth of its own common stock, par value $.0001 in the public market. The Company's management has been afforded the discretion to purchase the shares at such times, and at such prices, as management believes appropriate. As of November 20, 1999, the Company had authorization to repurchase an additional $447,000 worth of its own common stock.

         On July 21, 1999 the Company and its parent terminated their revolving credit and term loan facilities with a bank.

         The Company expects to meet is cash requirements from operations and current cash reserves.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 14 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The following persons are the current executive officers and directors.

      Name             Age       Position Held
      ----             ---       -------------

Reginald Spinello      47        President, Chief Executive Officer and Director

Karine Hollander       33        Chief Financial Officer, Director

Thomas Keith           40        Director

Theresa Giove          41        Director

Lawrence D. Simon      33        Director

---------

Background of Executive Officers and Directors

         Reginald Spinello hs been the President and a Director of the Company since its formation and Chief Executive Officer since December 2, 1997. In addition, he has been a Director of Superior Supplements, Inc. since May 1, 1996. Superior Supplements, Inc. ("SSI") is a developer, manufacturer and marketer of dietary supplements in bulk tablet, capsule and powder form. In addition, he is the Chief Executive Officer, President and Chairman of the Board of Directors of PDK Labs Inc., a position he has held since August 1998 and a Director of PDK Labs Inc. since August 5, 1997. Mr. Spinello joined PDK Labs Inc. in September 1991 as Vice President of Operations. Prior to joining PDK Labs Inc., Mr. Spinello was President and Founder of Internal Reinforcements from 1985 to 1991, a specialty distributor and marketer of natural vitamins and supplements. Mr. Spinello graduated from Bryant College with a B.S. Degree in Business Administration. Additionally, he has studied in the field of nutrition and is a non-practicing nutrition consultant.

         Karine Hollander has been a Director of the Company since September 1998 and has been the Chief Financial Officer of the Company and PDK Labs Inc. since March 3, 1997. In addition, she has been a Director of PDK Labs Inc. since March 11, 1998. She had been the Comptroller of PDK Labs Inc. since September 1994. From 1989 until joining the Company, Ms. Hollander was employed by the accounting firm of Holtz Rubenstein & Co., LLP. Ms. Hollander received a B.A. degree in Accounting from Dowling College.

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended November 30, 1999, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.


Item 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
                                      ---------------------------------------------------------------------------
                                                Annual Compensation              Awards              Payouts
                                      ------------------------------------      --------        -----------------
        (a)                   (b)           (c)               (d)       (e)         (f)           (g)        (h)         (i)
                                                                                  Restricted
                                                                 Other             Stock         LTIP                   All
                                                                 Annual            Awards       Options/   Payouts      Other
Name and Principal Position   Year    Salary($) Bonus($)     Compensation($)     ($)   SARs(#)    ($)        ($)     Compensation
---------------------------   ----    ------------------     ---------------     ---   -------    ---      -------   ------------
Reginald Spinello, CEO       1999     $330,000              $    -0-  $  -0-    $ -0-   -0-        -0-       $ -0-      $  -0-
                             1998     $ 50,000              $    -0-  $  -0-    $ -0-   -0-        -0-       $ -0-      $  -0-
                             1997     $ -0-(1)              $    -0-  $  -0-    $ -0-   -0-        -0-       $ -0-      $  -0-

Karine Hollander, CFO        1999     $ 38,000              $    -0-  $  -0-    $ -0-   -0-        -0-       $ -0-      $  -0-
                             1998     $ -0-                 $    -0-  $  -0-    $ -0-   -0-        -0-       $ -0-      $  -0-

Alan Novich, Former Chairman 1998     $ 56,000              $    -0-  $  -0-    $ -0-   -0-        -0-       $ -0-      $  -0-
                             1997     $225,000              $100,000  $  -0-    $ -0    -0-        -0-       $ -0-      $  -0-


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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of February 22, 2000 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                              Amount
                                            and Nature             Approximate
         Name and Address                   Beneficial             Percent of
         of Beneficial Owner                Ownership                 Class
         -------------------                ---------              -----------

         PDK Labs, Inc. (2)                  700,000                  80.2%


         Reginald Spinello (3)                     0                     0


         Thomas Keith (3)                          0                     0


         Lawrence Simon (3)                        0                     0


         Karine Hollander (3)                      0                     0


         Theresa Giove (3)                         0                     0


         Directors and Officers                    0                     0
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

(3) The address for all listed beneficial owners is 145 Ricefield Lane, Hauppauge, New York 11788.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         PDK provides the Company with certain management services, including bookkeeping, order processing, computer services and shipping and further provides all of the products marketed by the Company pursuant to a Sales and Management Agreement between the Company and PDK, as amended. In 1999, the Company recorded a charge of $143,000 for management and administrative services provided by PDK. The Company pays PDK its costs for the Products, which is defined as actual material costs, plus an amount representing PDK's actual direct labor costs plus factory overhead, as determined in accordance with generally accepted accounting principles. During fiscal year 1998, the Company paid $5,232,000 to PDK for these products.

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

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

         The following financial statements are included in Part II, Item 8:

Report of Independent Certified Public Accountants            F-1

Balance sheets as of November 30, 1999 and 1998               F-2

Statements of operations for the three years ended
         November 30, 1999                                    F-3

Statement of stockholders' equity for the three years ended
         November 30, 1999                                    F-4

Statements of cash flows for the three years ended
         November 30, 1999                                    F-5

Notes to financial statements                                 F-6 - F-13

(a)(2)   Financial Statement Schedules.

                               FUTUREBIOTICS, INC.

                    REPORT ON AUDITS OF FINANCIAL STATEMENTS

                       THREE YEARS ENDED NOVEMBER 30, 1999


                                    CONTENTS

                                                                                                           Page
                                                                                                           ----
Report of Independent Certified Public Accountants                                                          F-1

Balance sheets as of November 30, 1999 and 1998                                                             F-2

Statements of operations for the three years ended November 30, 1999                                        F-3

Statement of stockholders' equity for the three years ended November 30, 1999                               F-4

Statements of cash flows for the three years ended November 30, 1999                                        F-5

Notes to financial statements                                                                           F-6 - F-14

                          Independent Auditors' Report


Board of Directors and Stockholders
Futurebiotics, Inc.
Hauppauge, New York

We have audited the balance sheets of Futurebiotics, Inc. as of November 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futurebiotics, Inc. as of November 30, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 1999, in conformity with generally accepted accounting principles.


                                                    HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
February 11, 2000

                               FUTUREBIOTICS, INC.

                                 BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                   November 30,
                                                                               --------------------
           ASSETS                                                               1999         1998
           ------                                                              -------      -------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $    94      $   181
   Accounts receivable, less allowance for
     doubtful accounts of $12 (Note 9)                                           1,138        1,030
   Inventories                                                                   1,492        2,179
   Due from parent                                                               1,101        2,533
   Prepaid expenses and other current assets                                        55          145
   Deferred income tax asset (Note 11)                                               -          326
                                                                               -------      -------
       Total current assets                                                      3,880        6,394

PROPERTY, PLANT AND EQUIPMENT, net (Note 3)                                        135          194

INTANGIBLE ASSETS, net (Note 4)                                                    303          438

OTHER ASSETS                                                                       113          314
                                                                               -------      -------

                                                                               $ 4,431      $ 7,340
                                                                               =======      =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                            $    46      $    61
   Accrued expenses                                                                 25           11
                                                                               -------      -------
       Total current liabilities                                                    71           72
                                                                               -------      -------

DEFERRED INCOME TAX LIABILITY (Note 11)                                              -          142
                                                                               -------      -------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 10)

STOCKHOLDERS' EQUITY: (Note 6)
   Common stock, $.0001 par value; authorized 40,000,000
     shares; 1,350,000 issued and outstanding                                        -            -
   Preferred stock, $.0001 par value; authorized, issued and
     outstanding 8,335,000 shares                                                    1            1
   Additional paid-in capital                                                    9,395        9,395
   Unearned compensation                                                          (840)      (1,228)
   (Deficit)                                                                    (2,727)      (1,042)
   Treasury stock at cost; 458,083 and 0 shares, respectively                   (1,469)           -
                                                                               -------      -------
                                                                                 4,360        7,126
                                                                               -------      -------

                                                                               $ 4,431      $ 7,340
                                                                               =======      =======

                        See notes to financial statements

                               FUTUREBIOTICS, INC.

                            STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                        Years Ended November 30,
                                             ---------------------------------------------
                                                1999             1998             1997
                                             -----------      -----------      -----------
NET SALES (Note 8 and 9)                     $     7,305      $    10,304      $    11,682
                                             -----------      -----------      -----------

COSTS AND EXPENSES:
   (Notes 2, 3, 4, 7 and 10)
     Cost of sales                                 4,627            6,529            5,799
     Selling, general and administrative           4,164            4,689            7,089
                                             -----------      -----------      -----------

                                                   8,791           11,218           12,888
                                             -----------      -----------      -----------

OPERATING LOSS                                    (1,486)            (914)          (1,206)
                                             -----------      -----------      -----------

OTHER EXPENSES (INCOME):
   Interest income                                     -              (51)            (115)
   Interest expense                                    -              123              264
   Other                                               -               (9)              49
                                             -----------      -----------      -----------
                                                       -               63              198
                                             -----------      -----------      -----------

LOSS BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                               (1,486)            (977)          (1,404)

PROVISION (BENEFIT) FOR
   INCOME TAXES (Note 11)                            199                3             (370)
                                             -----------      -----------      -----------

NET LOSS                                     $    (1,685)     $      (980)     $    (1,034)
                                             ===========      ===========      ===========

BASIC LOSS PER SHARE (Note 6)                $     (1.26)     $      (.73)     $      (.77)
                                             ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
   (Note 6)                                    1,340,677        1,350,000        1,350,000
                                             ===========      ===========      ===========

                        See notes to financial statements

                               FUTUREBIOTICS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (in thousands, except share and per share data)
                                  (See Note 6)

                                        Common Stock               Preferred Stock
                                  ------------------------     -----------------------     Additional
                                                    Par                         Par         Paid-in      Unearned
                                   Shares          Value        Shares         Value        Capital    Compensation
                                   ------          -----        ------         -----        -------      ------------
Balance at November 30, 1996      1,350,000      $       -     8,335,000     $       1     $   9,395     $  (1,823)

Amortization of unearned
 compensation                             -              -             -             -             -           288
Unrealized loss on marketable
 securities                               -              -             -             -             -             -

Net loss for the year ended
     November 30, 1997                    -              -             -             -             -             -
                                  ---------      ---------     ---------     ---------     ---------     ---------

Balance at November 30, 1997      1,350,000              -     8,335,000             1         9,395        (1,535)

Amortization of unearned
 compensation                             -              -             -             -             -           307
Unrealized loss on marketable
 securities                               -              -             -             -             -             -

Net loss for the year ended
     November 30, 1998                    -              -             -             -             -             -
                                  ---------      ---------     ---------     ---------     ---------     ---------

Balance at November 30, 1998      1,350,000              -     8,335,000             1         9,395        (1,228)
Amortization of unearned
 compensation                             -              -             -             -             -           388
Purchase of treasury stock               -              -             -             -             -             -

Net loss for the year ended
     November 30, 1999                    -              -             -             -             -             -
                                  ---------      ---------     ---------     ---------     ---------     ---------

Balance at November 30, 1999      1,350,000      $       -     8,335,000     $       1     $   9,395     $    (840)
                                  =========      =========     =========     =========     =========     =========
                                  Unrealized
                                   Loss on       Retained          Treasury Stock
                                  Marketable     Earnings      -----------------------
                                  Securities     (Deficit)      Shares         Amount        Total
                                  ----------     ---------      ------         ------        -----
Balance at November 30, 1996      $       -      $     972             -     $       -      $   8,545

Amortization of unearned
 compensation                             -              -             -             -            288
Unrealized loss on marketable
 securities                              (1)             -             -             -             (1)

Net loss for the year ended
     November 30, 1997                    -         (1,034)            -             -         (1,034)
                                  ---------      ---------     ---------     ---------      ---------

Balance at November 30, 1997             (1)           (62)            -             -          7,798

Amortization of unearned
 compensation                             -              -             -             -            307
Unrealized loss on marketable
 securities                               1              -             -             -              1

Net loss for the year ended
     November 30, 1998                    -           (980)            -             -           (980)
                                  ---------      ---------     ---------     ---------      ---------

Balance at November 30, 1998              -         (1,042)            -             -          7,126
Amortization of unearned
 compensation                             -              -             -             -            388
Purchase of treasury stock                -              -       458,083        (1,469)        (1,469)

Net loss for the year ended
     November 30, 1999                    -         (1,685)            -             -         (1,685)
                                  ---------      ---------     ---------     ---------      ---------

Balance at November 30, 1999      $       -      $  (2,727)      458,083     $  (1,469)     $  (4,360)
                                  =========      =========     =========     =========      =========

                        See notes to financial statements

                               FUTUREBIOTICS, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             Years Ended November 30,
                                                         ---------------------------------
                                                           1999         1998        1997
                                                         -------      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(1,685)     $  (980)     $(1,034)
                                                         -------      -------      -------
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                         582          524        1,873
       Deferred tax provision (benefit)                      184           (4)        (223)
       Increase in allowance for doubtful accounts             -            -           12
       Loss on sale of property and equipment                  -            4            -
       Changes in operating assets and liabilities:
         (Increase) decrease in assets:
           Accounts receivable                              (108)         227          181
           Inventories                                       687        1,109          (27)
           Due from parent                                 1,432         (145)      (1,917)
           Prepaid income taxes                                -          139          263
           Prepaid expenses and other current assets          68          305            2
           Other assets                                      223          190          134
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses              (1)         (56)          42
                                                         -------      -------      -------
       Total adjustments                                   3,067        2,293          340
                                                         -------      -------      -------
       Net cash provided by (used in)
         operating activities                              1,382        1,313         (694)
                                                         -------      -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          -          (39)         (15)
   Proceeds from sale of property and equipment                -           15            -
   Acquisition of intangible assets                            -          (10)           -
   Proceeds from sale/maturity of
     marketable securities                                     -        1,288          839
                                                         -------      -------      -------
       Net cash provided by investing activities               -        1,254          824
                                                         -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                -            -        3,000
   Repayments of long-term debt                                -       (3,000)      (3,000)
   Purchase of treasury stock                             (1,469)           -            -
                                                         -------      -------      -------
       Net cash used in financing activities              (1,469)      (3,000)           -
                                                         -------      -------      -------

Net (decrease) increase in cash and cash equivalents         (87)        (433)         130

Cash and cash equivalents, beginning of year                 181          614          484
                                                         -------      -------      -------

Cash and cash equivalents, end of year                   $    94      $   181      $   614
                                                         =======      =======      =======

                        See notes to financial statements

                               FUTUREBIOTICS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                       THREE YEARS ENDED NOVEMBER 30, 1999
                 (in thousands, except share and per share data)

1.     Summary of Significant Accounting Policies:

       a. Description of business

          Futurebiotics, Inc. (the "Company") is engaged in the distribution, marketing and sales of vitamins, minerals, herbal formulations and specialty nutritional supplements. At November 30, 1999, the Company's parent, PDK Labs Inc. ("PDK"), owned 78% of the Company's outstanding stock.

       b. Reclassification

          In March 1999, the Company entered into an agreement to sell substantially all of its operating assets to an unrelated third party, and the November 30, 1998 balance sheet classified certain assets as "held for disposal" current assets. In July 1999, the sales agreement was terminated, and accordingly the November 30, 1998 balance sheet has been reclassified to reflect such assets as non-current assets.

          Certain other reclassifications have been made to the prior years' financial statements to conform with the reclassification used in 1999.

       c. Investment in marketable securities

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

       d. Inventories

          Inventories, consisting principally of finished goods, are valued at the lower of cost (first-in, first-out method) or market.

       e. Depreciation and amortization

          Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets or the remaining term of the lease, whichever is shorter.

       e. Depreciation and amortization  (Cont'd)

          Maintenance and repairs of property and equipment are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

          Intangible assets are amortized using the straight-line method over the following periods:

                 Covenants not to compete                     9  years
                 Goodwill                                    10  years

       f. Income taxes

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       g. Statement of cash flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       h. Concentration of credit risk

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

       i. Estimates

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

       j. Advertising

          The Company charges advertising costs to expense as incurred. Advertising costs amounted to $622, $1,086 and $1,088 for the years ended November 30, 1999, 1998 and 1997, respectively.

       k. Comprehensive income (loss)

          Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. Comprehensive loss was equivalent to net loss for all periods presented.

       l. New accounting pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of SFAS 133 will not have a material effect on the financial statements.

          In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company is required to implement SOP 98-1 for the year ending November 30, 2000. Adoption of SOP 98-1 is expected to have no material impact on the Company's financial condition or results of operations.

          In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP-98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

2.     Sales and Management Agreement:

       Under a 10 year agreement entered into in 1994, PDK, in exchange for 600,000 shares of unregistered common stock, is providing the Company with its entire line of products at PDK's cost. The agreement provides PDK with registration rights for up to 60,000 shares of the stock per year in order to effect transfers of such shares. Purchases from PDK approximated $5,299, $7,395, and $5,750 for the years ended November 30, 1999, 1998 and 1997, respectively.

       The Agreement, as amended, further provides that in the event that PDK is unable to supply products having a cost of at least $2,000 during any fiscal year (such shortage being defined as the "PDK Deficiency") then PDK shall forfeit to the Company either (i) fifteen percent (15%) of the PDK Deficiency in cash, or (ii) a portion of the 60,000 shares of stock, determined by multiplying the 60,000 shares of stock by a percentage which is arrived at by dividing the PDK Deficiency by $2,000.

3.     Property, Plant and Equipment:

       Property, plant and equipment, at cost, consist of the following:

                                                        November 30,
                                                     ------------------
                                                     1999         1998
                                                     -----        -----
       Equipment                                     $  34        $  34
       Office equipment and fixtures                   368          368
       Leasehold improvements                            8            8
                                                     -----        -----
                                                       410          410
Less accumulated depreciation and amortization         275          216
                                                     -----        -----
                                                     $ 135        $ 194
                                                     =====        =====

       Depreciation and amortization of property, plant and equipment for the years ended 1999, 1998 and 1997 approximated $59, $83, and $71, respectively.

4.     Intangible Assets:

       Intangible assets consist of the following:

                                                        November 30,
                                                     ------------------
                                                     1999         1998
                                                     -----        -----
       Covenants not to compete                      $   845      $   845
       Goodwill                                          300          300
       Other                                              25           34
                                                     -------      -------
                                                       1,170        1,179
       Less accumulated amortization                     867          741
                                                     -------      -------
                                                     $   303      $   438
                                                     =======      =======

       Amortization expense for the years ended 1999, 1998 and 1997 approximated $135, $124, and $1,512, respectively.

5.     Bank Credit Facilities:

       During 1999, the Company and its parent terminated their credit facilities with a bank.

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

       b. Net (loss) income per common share and per common equivalent share

          The Company computes net (loss) income per share in accordance with the provisions of Statement of Financial Standard ("SFAS") No. 128, "Earnings Per Share". Under SFAS No. 128, basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. The weighted average number of common share outstanding excludes treasury shares from the date of their acquisition. Basic and diluted loss per share were equivalent for all periods presented.

       c. Treasury stock

          The Company's Board of Directors has authorized the Company to repurchase up to $2,000,000 of its own Common Stock in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate.

          The Company acquired 458,083 shares of its common stock, at a cost of $1,469, during the fiscal year ended November 30, 1999. Subsequent to November 30, 1999, an additional 19,198 shares, at a cost of $83, were purchased.

          At November 30, 1999, the Company has approximately 380,000 shares of common stock reserved for future issuance.

       d. Stock option plan

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

7.     Commitments and Contingencies:

       a. Consulting agreements

          In 1995 the Company entered into two separate seven year consulting agreements. As consideration for these services, the Company issued 60,000 shares of common stock to each of the consultants and a consulting fee of $210 to one consultant. Consideration paid, including the value of the common stock granted ($843), is being charged to operations ratably over the estimated useful lives of the consulting agreements. Amounts charged to operations under these agreements approximated $275, $150, and $150 for each of the years ended November 30, 1999, 1998 and 1997, respectively.

       b. Lease commitment

          The Company leases warehouse and office space from PDK under an agreement which provides for monthly lease payments approximating $4. Rent expense approximated $50, for each of the years ended November 30, 1999, 1998 and 1997.

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

          On February 22, 1999, the former executive served a demand on PDK's board of directors, to commence a shareholder's derivative action ("the Demand"). After a detailed investigation conducted by special counsel, a disinterested subcommittee of the board of directors determined that PDK should not assert any of the listed claims. Thereafter, the former executive initiated a new derivative action. No relief is sought against PDK, as all claims are asserted on PDK's behalf. Nevertheless, PDK has concluded that the claims are without merit and it will seek the dismissal of the lawsuit.

          Futurebiotics has not been named as a party in the former executive's counterclaim.

          The Company is involved in various other lawsuits and claims incidental to its business. In the opinion of management, the ultimate liabilities, if any, resulting from such lawsuits and claims, will not materially affect the financial position of the Company.

8.     Major Customer Information:

       Sales to no single customer exceeded 10% of total sales for the years ended 1999 and 1998. Sales to one customer approximated 13% of total sales for the year ended 1997.

9.     Royalty Agreement:

       On November 19, 1998, the Company entered into an agreement whereby it transferred certain private label customers to a third party (the "transferee"). As consideration for these customers, the transferee is obligated to pay the Company 10% of all revenue derived from these customers for a three year period. Royalties under this agreement approximated $68 during 1999, which are included in accounts receivable as of November 30, 1999.

10.    Retirement Plan:

       Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. Contributions on the part of the Company approximated $10, $18, and $25 for the years ended November 30, 1999, 1998 and 1997, respectively.

11.    Income Taxes:

       The provision (benefit) for income taxes consists of the following:

                                     Years Ended November 30,
                            ------------------------------------------
                             1999              1998               1997
                            ------            ------             -----
       Current:
          Federal           $    -            $    -             $(147)
          State                 15                 7                 -
                            ------            ------             -----
                                15                 7              (147)
                            ------            ------             -----
       Deferred:
          Federal              151                (4)             (195)
          State                 33                 -               (28)
                            ------            ------             -----
                               184                (4)             (223)
                            ------            ------             -----
                            $  199            $    3             $(370)
                            ======            ======             =====

       Net deferred income tax asset (liability) are comprised of the following:

                                                      November 30,
                                              -----------------------------
                                                1999                  1998
                                              -------               -------
       Inventories                            $    53               $   144
       Property, plant and equipment              (24)                  (35)
       Tax carryforwards                        1,031                   528
       Unearned compensation                      (47)                 (142)
       Intangibles                                204                   199
       Valuation allowance                     (1,217)                 (510)
                                               -------              -------
                                              $     -               $   184
                                              ========              =======

       The valuation allowance on the tax loss carryforwards at November 30, 1998 gave consideration to the anticipated gain on the sale of the Company's net operating assets.

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                                    % of
                                                                           Pre-Tax Earnings (Loss)
                                                               -----------------------------------------------
                                                                          Years Ended November 30,
                                                               -----------------------------------------------
                                                               1999                 1998                  1997
                                                               -----                -----                -----
       U.S. Federal statutory income tax rate                   34.0 %               34.0 %               34.0 %
       State income tax, net of federal tax benefit                -                  3.6                  4.5
       Valuation allowance                                     (47.6)               (34.3)               (12.5)
       Permanent differences                                    (1.3)                (4.9)                   -
       Other                                                     1.5                  1.3                   .3
                                                               -----                -----                -----

                                                               (13.4)%                (.3)%               26.3 %
                                                               =====                =====                =====

12.    Supplemental Information - Statement of Cash Flows:

       Cash paid during the years for:

                                    Years Ended November 30,
                           ---------------------------------------
                            1999              1998            1997
                            ----              ----            ----

       Interest            $   -             $ 123           $ 265
                           =====             =====           =====

       Income taxes        $   7             $   7           $   -
                           =====             =====           =====

13.    Fair Value of Financial Instruments:

       The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

       The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

       Current Assets and Liabilities: The fair value of short-term financial instruments, including cash and cash equivalents, trade accounts receivable and payable, certain accrued liabilities, and certain other short-term financial instruments, approximates their carrying amount in the financial statements due to the short maturity of such instruments.

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

10.21***    Second Amendment to Credit Agreement by and among PDK Labs Inc., Futurebiotics, Inc.
            and European American Bank dated as of August 13, 1998.

10.22***    Asset Purchase Agreement by and among Futurebiotics, Inc. and Superior Supplements,
            Inc. dated November 19, 1998.


10.23       Termination of Credit Agreement by and among PDK Labs, Inc., Futurebiotics, Inc. and
            European American Bank, National Bank of Canada and Bank Leumi USA dated July 21, 1999.

27.0        Financial Data Schedule

----------------
* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 33-78022

** Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1994.

*** Incorporated by Reference to the Company's Form 10-KSB for the year ended November 30, 1996.

++++ Incorporated by Reference to the Company's Form 10-K for the year ended November 30, 1998.

****    Incorporated by Reference to the Company's Form 8-K dated March 10,
        1999.

*** Incorporated by Reference to the Company's Form 10-K for the year ended November 30, 1999.

(B)     Reports on Form 8-K.

        None.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:         New York, New York
               February 25, 2000

                                 FUTUREBIOTICS, INC.


                                 By: /s/ Reginald Spinello
                                     -------------------------------------------
                                     President and Chief Executive Officer

                                 By: /s/ Karine Hollander
                                     -------------------------------------------
                                     Chief Financial Officer and Principal
                                     Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement or Amendments thereto has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                   Title                           Date
---------                                   -----                           ----

/s/ Reginald Spinello               President, Chief                   February 25, 2000
-------------------------           Executive Officer
Reginald Spinello                   and Director



/s/ Theresa Giove                   Director                           February 25, 2000
-------------------------
Theresa Giove


/s/ Thomas Keith                    Director                           February 25, 2000
-------------------------
Thomas Keith


/s/ Lawrence D. Simon               Director                           February 25, 2000
-----------------------------
Lawrence D. Simon


/s/ Karine Hollander                Director                           February 25, 2000
-----------------------------
Karine Hollander
