Form 10-Q
period 2000-02-29
FUTUREBIOTICS INC
filed 2000-04-14
CIK 922200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 29, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number: 33-78022

                               FUTUREBIOTICS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                        11-3205937
 ------------------------------                      -------------------------
(State or other jurisdiction of                     (State or I.R.S. Employer
 incorporation of organization)                     Identification Number)

                               145 Ricefield Lane
                               Hauppauge, New York
                    ---------------------------------------
                    (Address of principal executive offices)

                                      11788
                              --------------------
                                   (Zip Code)

                                 (631) 273-2630
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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


   Class                                       Outstanding at April 7, 2000
------------                                   ----------------------------
Common Stock                                            1,350,000

                               FUTUREBIOTICS, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                  For the Three Months Ended February 29, 2000

                                TABLE OF CONTENTS

                                                                    Page to Page
                                                                    ------------

Financial Statements:

Condensed balance sheets .............................................   1

Condensed statements of operations ...................................   2

Condensed statements of cash flows ...................................   3

Notes to condensed financial statements ..............................   4 - 6

Management's discussion and analysis
of financial condition and results
of operations ........................................................   7 - 8

Legal proceedings ....................................................   9

Signatures ...........................................................   10

                               FUTUREBIOTICS, INC.
                            CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                       February 29, 2000   November 30, 1999
                                                       -----------------   -----------------
                                                         (Unaudited)
         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $   169           $    94
   Accounts receivable (less allowance for doubtful
    accounts of $12)                                           1,572             1,138
   Inventories (Note 3)                                          877             1,492
   Due from parent                                               874             1,101
   Prepaid expenses and other current assets                     417                55
                                                             -------           -------
    Total current assets                                       3,909             3,880

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)                      150               135

INTANGIBLE ASSETS, NET (Note 5)                                  271               303

OTHER ASSETS                                                     135               113
                                                             -------           -------

                                                             $ 4,465           $ 4,431
                                                             =======           =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                     $    53           $    71
                                                             -------           -------
    Total current liabilities                                     53                71
                                                             -------           -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $.0001 par value;
    authorized 40,000,000 shares;
    1,350,000 issued and outstanding                            --                --
   Preferred stock, $.0001 par value;
    authorized issued and outstanding
    8,335,000 shares                                               1                 1
   Additional paid-in capital                                  9,395             9,395
   Unearned compensation                                        (789)             (840)
   (Deficit)                                                  (2,642)           (2,727)
   Treasury stock at cost; 477,281 and
    458,083 shares, respectively                              (1,553)           (1,469)
                                                             -------           -------
                                                               4,412             4,360
                                                             -------           -------
                                                             $ 4,465           $ 4,431
                                                             =======           =======

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                             Three Months Ended
                                         ---------------------------
                                         February 29,   February 28,
                                            2000           1999
                                         -----------    -----------


NET SALES                                $     1,858    $     1,748
                                         -----------    -----------

COSTS AND EXPENSES:

   Cost of sales                               1,201            991
   Selling, general and administrative           824            937
                                         -----------    -----------
                                               2,025          1,928

OPERATING LOSS BEFORE BENEFIT
   FOR INCOME TAX                               (167)          (180)

INCOME TAX BENEFIT                              (252)           (94)
                                         -----------    -----------

NET INCOME (LOSS)                        $        85    $       (86)
                                         ===========    ===========

INCOME (LOSS) PER COMMON SHARE           $       .10    $      (.06)
                                         ===========    ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                               875,501      1,350,000
                                         -----------    -----------

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 (in thousands, except share and per share data)

                                                                   Three Months Ended
                                                             -----------------------------
                                                             February 29,      February 28,
                                                                 2000             1999
                                                             ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                             $  85           $ (86)
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                   97             114
    Deferred income tax benefit                                    ---             (94)
    Changes in operating assets and liabilities:
       (Increase) decrease in assets:
         Accounts receivable                                      (434)            (54)
         Inventories                                               615             190
         Due to/from parent                                        227            (313)
         Prepaid income taxes                                      --               (5)
         Prepaid expenses and other current assets                (362)            (12)
         Other assets                                              (22)             30
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                     (18)            132
                                                                 -----           -----
       Total adjustments                                           103             (12)
                                                                 -----           -----
   Net cash provided by (used in) operating activities             188             (98)
                                                                 -----           -----


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                       (29)           --
                                                                 -----           -----
   Net cash used in investing activities                           (29)           --
                                                                 -----           -----

CASH FLOWS FROM FINANCING ACTIVITIES:

   Purchase of treasury stock                                      (84)           --
                                                                 -----           -----
   Net cash used in financing activities                           (84)           --
                                                                 -----           -----

   Net increase (decrease) in cash and cash equivalents             75             (98)
   Cash and cash equivalents at beginning of period                 94             181
                                                                 -----           -----
   Cash and cash equivalents at end of period                    $ 169           $  83
                                                                 =====           =====

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 29, 2000

1.       Basis of Presentation:

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of February 29, 2000 and the results of operations and statements of cash flows for the three months ended February 29, 2000 and February 28, 1999. The balance sheet as of November 30, 1999 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1999. The results of operations and cash flows for the three months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods, at February 29, 2000 have been estimated using the gross profit method.

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 29, 2000
                                   (Continued)

4.       Property, Plant and Equipment:

         Property, plant and equipment, at cost, consist of the following:

                                                      February 29,     November 30,
                                                       2000                1999
                                                 ------------------  ---------------
                                                 (in thousands)      (in thousands)
                                                  (unaudited)

          Equipment                                   $ 34               $ 34
          Office equipment and fixtures                397                368
          Leasehold improvements                         8                  8
                                                      ----               ----
                                                       439                410

          Less accumulated depreciation
             and amortization                          289                275
                                                      ----               ----

                                                      $150               $135
                                                      ====               ====



5.       Intangible Assets:

         Intangible assets consist of the following:

                                                   February 29,         November 30,
                                                       2000                 1999
                                                ------------------     -------------
                                                  (in thousands)       (in thousands)
                                                   (unaudited)

          Covenants not to compete                    $  845               $  845
          Goodwill                                       300                  300
          Other                                           25                   25
                                                      ------               ------
                                                       1,170                1,170

          Less accumulated amortization                  899                  867
                                                      ------               ------

                                                      $  271               $  303
                                                      ======               ======


                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED FEBRUARY 29, 2000
                                   (Continued)

6.       Stockholders' Equity:

         The income (loss) per common share is computed by dividing the net income (loss) by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the calculation as the effect is antidilutive.

         The Company's Board of Directors has authorized the Company to repurchase up to $2,000,000 of its own Common Stock, par value .0001, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time or times, and at such prices, as management believes appropriate. As of February 29, 2000, the Company had authorization to purchase an additional $447,000 worth of its own stock.

7.       Income Taxes:

         Effective December 17, 1999, the Company and its parent will file a consolidated federal income tax return. The Company and its parent each report current and deferred income tax expense (benefit) under an allocation method that results in a profitable company recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. In addition, during the quarter ended February 29, 2000 the change in the valuation allowance ($197,000) of the Company's deferred tax asset resulting from its ability to file a consolidated return with the parent was recorded as a tax benefit on the books of the Company.

         The consolidated current and deferred tax assets and liabilities are recorded on the books of the parent, and the net tax-related balances due to/from the parent are included in the intercompany balance. The tax-related intercompany asset approximated $252,000 at February 29, 2000.

8.       Major Customer

         Sales to a major customer approximated 10% of total sales for the three month periods ended February 29, 2000 and February 28, 1999.

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

Results Of Operations

         Net sales for the three month periods ended February 29, 2000 and February 28, 1999, approximated $1,858,000 and $1,748,000, respectively. Gross profit on these sales were approximately $657,000 (35% of sales) and $757,000 (43% of sales) for the three months ended February 29, 2000 and February 28, 1999, respectively. The decrease in gross profit is attributable to decreases in average sales prices resulting from increased competition in the Company's specialty items.

         Selling, general and administrative expenses were $824,000 (44% of sales) and $937,000 (54% of sales) for the three month periods ended February 29, 2000 and February 28, 1999, respectively. The decrease is primarily attributable to the consolidation of sales territories and increased telemarketing efforts with a resulting decrease in sales force salaries and expenses.

         The Company has recognized an income tax benefit of approximately $252,000 for the three month period ended February 29, 2000. The benefit reflects the potential utilization of certain tax benefits by the Company's parent as a result of becoming eligible to file a consolidated tax return.

         The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

                               FUTUREBIOTICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

         The Company had net working capital of $3,856,000 at February 29, 2000.

         The Company's statement of cash flows reflects cash provided by operating activities of approximately $188,000 which reflects net earnings of approximately $85,000, decreases in operating assets such as inventories ($615,000), due from parent ($227,000) and an adjustment for depreciation and amortization ($97,000), offset by (i) increases in operating assets such as accounts receivable ($434,000), prepaid and other current assets ($362,000), and other assets ($22,000), and (ii) decreases in accounts payable and accrued expenses ($18,000).

         Net cash used in investing activities approximated ($84,000), for the purchase of treasury stock.

         The Company's Board of Directors has authorized the Company to repurchase up to $2,000,000 of its own Common Stock, par value .0001, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time, or times, and at such prices, as management believes appropriate. During the three months ended February 29, 2000, the Company acquired 19,198 shares of its common stock, at an average price of $4.34.

         As of February 29, 2000, the Company had authorization to repurchase an additional $447,000 worth of its own common stock.

         The Company expects to meet its cash requirement from operations and current cash reserves.

Part II - Other Information

         Item 1.  - Legal Proceedings

         Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30, 1999.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FUTUREBIOTICS, INC.

Dated: April 14, 2000               By:   /s/ Karine Hollander
                                        -------------------------------
                                          Karine Hollander
                                          Chief Financial Officer