Form 10-Q
period 2000-05-31
FUTUREBIOTICS INC
filed 2000-07-14
CIK 922200

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended May 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to

                        Commission File Number: 33-78022

                               FUTUREBIOTICS, INC.
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                                                 11-3205937
------------------------------------------                                       ------------------------
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


                                      11788
                                   -----------
                                   (Zip Code)

                                 (631) 273-2630
           ----------------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X        No
                                         ---------     ---------

       Class                                       Outstanding at July 10, 2000
---------------------                      ------------------------------------
Common Stock                                                      1,350,000

                               FUTUREBIOTICS, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                      For the Six Months Ended May 31, 2000





                                TABLE OF CONTENTS
                                -----------------

                                                                                                Page to Page
                                                                                                ------------
         Financial Statements:

         Condensed balance sheets................................................................1

         Condensed statements of operations......................................................2

         Condensed statements of cash flows......................................................3

         Notes to condensed financial statements.................................................4 - 6

         Management's discussion and analysis
         of financial condition and results
         of operations...........................................................................7 - 8

         Legal proceedings.......................................................................9

         Signatures.............................................................................10


                               FUTUREBIOTICS, INC.
                            CONDENSED BALANCE SHEETS
                 (in thousands, except share and per share data)




                                                                    May 31, 2000      November 30, 1999
                                                                    ------------      -----------------
                                                                    (Unaudited)

                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                        $   102                   $    94
  Accounts receivable (less allowance for doubtful
     accounts of $12)                                                1,482                     1,138
  Inventories (Note 3)                                                 687                     1,492
  Due from parent                                                      964                     1,101
  Prepaid income taxes and other current assets                        312                        55
                                                                   -------                   -------
  Total current assets                                               3,547                     3,880

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)                            173                       135
INTANGIBLE ASSETS, NET                                                 239                       303
OTHER ASSETS                                                           362                       113
                                                                   -------                   -------
                                                                   $ 4,321                   $ 4,431
                                                                   =======                   =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $    21                   $    71
                                                                   -------                   -------
  Total current liabilities                                             21                        71
                                                                   -------                   -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;
     1,350,000 issued and outstanding                                 --                        --
  Preferred stock, $.0001 par value;
     authorized, issued and outstanding
     8,335,000 shares                                                    1                         1
  Additional paid-in capital                                         9,395                     9,395
  Unearned compensation                                               (739)                     (840)
  (Deficit)                                                         (2,796)                   (2,727)
 Treasury stock at cost; 479,281 and
     458,083 shares, respectively                                   (1,561)                   (1,469)
                                                                   -------                   -------
                                                                     4,300                     4,360
                                                                   -------                   -------
                                                                   $ 4,321                   $ 4,431
                                                                   =======                   =======

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in thousands, except share and per share data)




                                                            Six  Months Ended              Three Months Ended
                                                                  May 31,                       May 31,
                                                        ---------------------------     -------------------------
                                                           2000            1999            2000           1999
                                                        ----------       ----------     -----------    ----------

NET SALES                                               $     3,249    $     4,020    $     1,391    $     2,272


COSTS AND EXPENSES:
   Cost of sales                                              2,078          2,353            877          1,362
   Selling, general and administrative                        1,558          1,961            734          1,024
                                                        -----------    -----------    -----------    -----------
                                                              3,636          4,314          1,611          2,386
                                                        -----------    -----------    -----------    -----------


OPERATING LOSS                                                 (387)          (294)          (220)          (114)


INCOME TAX BENEFIT                                             (318)          (146)           (66)           (52)
                                                        -----------    -----------    -----------    -----------
NET LOSS                                                $       (69)   $      (148)   $      (154)   $       (62)
                                                        ===========    ===========    ===========    ===========

LOSS PER COMMON SHARE                                   $      (.08)   $      (.11)   $      (.18)   $      (.05)
                                                        ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                             873,234      1,350,000        871,045      1,350,000
                                                        ===========    ===========    ===========    ===========

                               FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                 (in thousands, except share and per share data)




                                                                                        Six Months Ended
                                                                                             May 31,
                                                                                    -----------------------
                                                                                    2000               1999
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                         $ (69)            $(148)
                                                                                   -----             -----
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

     Depreciation and amortization                                                   195               228
     Deferred income tax benefit                                                    --                (146)
     Changes in operating assets and liabilities:
       (Increase) decrease in assets:
        Accounts receivable                                                         (344)              (97)
        Inventories                                                                  805               324
        Due to/from parent                                                           137              (472)
        Prepaid income taxes                                                        --                  (6)
        Prepaid expenses and other current assets                                   (257)             (301)
        Other assets                                                                (249)              172
       Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                        (50)              327
                                                                                   -----             -----
       Total adjustments                                                             237                29
                                                                                   -----             -----
       Net cash provided by (used in) operating activities                           168              (119)
                                                                                   -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                          (68)             --
                                                                                   -----             -----
  Net cash used in investing activities                                              (68)             --
                                                                                   -----             -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                                         (92)             --
                                                                                   -----             -----
  Net cash used in financing activities                                              (92)             --
                                                                                   -----             -----
  Net increase/(decrease) in cash and cash equivalents                                 8              (119)
  Cash and cash equivalents at beginning of period                                    94               181
                                                                                   -----             -----
  Cash and cash equivalents at end of period                                       $ 102             $  62
                                                                                   =====             =====

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 2000

1.       Basis of Presentation:

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of May 31, 2000 and the results of operations and statements of cash flows for the six months ended May 31, 2000 and 1999. The balance sheet as of November 30, 1999 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1999. The results of operations and cash flows for the six months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods, at May 31, 2000 have been estimated using the gross profit method.

4.       Property, Plant and Equipment:

         Property, plant and equipment, at cost, consist of the following:



                                                                               May 31,                  November 30,
                                                                                2000                        1999
                                                                                ----                        ----
                                                                           (in thousands)              (in thousands)
                                                                            (unaudited)
Equipment                                                                   $       34                   $       34
Office equipment and fixtures                                                      436                          368
Leasehold improvements                                                               8                            8
                                                                            ----------                   ----------
                                                                                   478                          410

Less accumulated depreciation and amortization                                     305                          275
                                                                            ----------                   ----------

                                                                            $      173                   $      135
                                                                            ==========                   ==========

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MAY 31, 2000

                                   (Continued)

5.       Intangible Assets:

         Intangible assets consist of the following:



                                                                          May 31, 2000           November 30, 1999
                                                                          ------------           -----------------
                                                                         (in thousands)           (in thousands)
                                                                          (unaudited)

         Covenants not to compete                                          $      845                 $     845
         Goodwill                                                                 300                       300
         Other                                                                     25                        25
                                                                           ----------                 ---------
                                                                                1,170                     1,170

         Less accumulated amortization                                            931                       867
                                                                           ----------                 ---------

                                                                           $      239                 $     303
                                                                           ==========                 =========

6.       Stockholders' Equity:

          The loss per common share is computed by dividing the net loss by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the calculation as the effect is antidilutive.

7.       Income Taxes:

         Effective December 17, 1999, the Company and its parent will file a consolidated federal income tax return. The Company and its parent each report current and deferred income tax expense (benefit) under an allocation method that results in a profitable company recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. In addition, during the six months ended May 31, 2000 the change in the valuation allowance ($197,000) of the Company's deferred tax asset resulting from its ability to file a consolidated return with the parent was recorded as a tax benefit on the books of the Company.

         The consolidated current and deferred tax assets and liabilities are recorded on the books of the parent, and the net tax-related balances due to/from the parent are included in the intercompany balance. The tax-related intercompany asset approximated $318,000 at May 31, 2000.

                               FUTUREBIOTICS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED May 31, 2000
                                   (Continued)

8.       Major Customer:

         Sales to a major customer approximated 11% and 10% of total sales for the six month period ended May 31, 2000 and May 31, 1999, respectively.

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

Results of Operations

         Net sales for the six and three month periods ended May 31, 2000 approximated $3,249,000 and $1,391,000, respectively, as compared to $4,020,000 and $2,272,000 in the corresponding periods. Gross profit on these sales approximated $1,171,0000 (36% of sales) and $514,000 (37% of sales) for the six and three month periods ended May 31, 2000 as compared to $1,667,000 (41% of sales) and $910,000 (40% of sales) in the corresponding period. The decrease in gross profit is attributable to decreases in average sale prices resulting from increased competition in the Company's speciality items.

         Selling, general and administrative expenses approximated $1,558,000 (48% of sales) and $734,000 (53% of sales) for the six and three months ended May 31, 2000 respectively, as compared to $1,961,000 (49% of sales) and $1,024,000 (45% of sales) for the corresponding periods in 1999. The decrease is primarily attributable to the consolidation of sales territories and increased telemarketing efforts with a resulting decrease in sales force salaries and expenses.

         The Company has recognized an income tax benefit of approximately $318,000 for the six month period ended May 31, 2000. The benefit reflects the potential utilization of certain tax benefits by the Company's parent as a result of becoming eligible to file a consolidated tax return.

         The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in Year 2000. To date, the Company has not experienced any adverse side effects related to the Year 2000.

                               FUTUREBIOTICS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

         The Company had net working capital of $3,526,000 at May 31, 2000.

         The Company's statement of cash flows reflects cash provided by operating activities of approximately $168,000 which reflects a net loss of approximately ($69,000), decreases in operating assets such as inventories ($805,000), due from parent ($137,000) and an adjustment for depreciation and amortization of ($195,000), offset by (i) increases in operating assets such as accounts receivable ($344,000), prepaid and other current assets ($257,000) and other assets ($249,000), and (ii) decreases in accounts payable and accrued expenses ($50,000).

         Net cash used in investing activities approximated $92,000, for the purchase of treasury stock.

         The Company's Board of Directors has authorized the Company to repurchase up to $2,000,000 of its own common stock, par value .0001, in the public market. The Company's management has been afforded the discretion to purchase the shares at such time, or times, and at such prices as management believes appropriate. During the six months ended May 31, 2000, the Company acquired 21,198 shares of its common stock, at an average price of $4.32.

         As of May 31, 2000, the Company had authorization to repurchase an additional $439,000 worth of its own common stock.

         The Company expects to meet its cash requirements from operations and current cash reserves.

PART II - OTHER INFORMATION

         Item 1. - Legal Proceedings

         Reference is made to Item 3 in the Company's Form 10-K for the year ended November 30 ,1999.

                                   Signatures

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FUTUREBIOTICS, INC.




Dated:        July 10, 2000            By: /s/ Karine Hollander
                                          ----------------------------
                                               Karine Hollander
                                               Chief Financial Officer