Form 10-Q
period 2000-08-31
FUTUREBIOTICS INC
filed 2000-10-13
CIK 922200

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended August 31, 2000

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

                                                      Yes  X   No
                                                          ---     ---

        Class                                 Outstanding at October 6, 2000
---------------------                     --------------------------------------
     Common Stock                                       1,350,000

                              FUTUREBIOTICS, INC.
                                   FORM 10-Q
                                QUARTERLY REPORT
                   For the Nine Months Ended August 31, 2000
                   -----------------------------------------


                               TABLE OF CONTENTS
                               -----------------

                                                                    Page to Page
                                                                    ------------

Financial Statements:

Condensed balance sheets................................................. 1

Condensed statements of operations....................................... 2

Condensed statements of cash flows....................................... 3

Notes to condensed financial statements.................................. 4 - 6

Management's discussion and analysis
of financial condition and results
of operations............................................................ 7 - 8

Legal proceedings........................................................ 9

Signatures............................................................... 10

                              FUTUREBIOTICS, INC.
                            CONDENSED BALANCE SHEETS
                            ------------------------
                (in thousands, except share and per share data)


                                                        August 31, 2000  November 30, 1999
                                                        ---------------  -----------------
                                                          (Unaudited)

                                ASSETS
                                ------
CURRENT ASSETS:
  Cash and cash equivalents                                 $    72           $    94
  Accounts receivable (less allowance for doubtful
     accounts of $12) (Note 8)                                1,489             1,138
  Inventories (Note 3)                                          625             1,492
  Due from parent                                             1,110             1,101
  Prepaid income taxes and other current assets                 199                55
                                                            -------           -------
  Total current assets                                        3,495             3,880


PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)                     160               135
INTANGIBLE ASSETS, NET (Note 5)                                 208               303
OTHER ASSETS                                                    357               113
                                                            -------           -------
                                                            $ 4,220           $ 4,431
                                                            =======           =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $    14           $    71
                                                            -------           -------
  Total current liabilities                                      14                71
                                                            -------           -------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY: (Note 6)
  Common stock, $.0001 par value;
     authorized 40,000,000 shares;
     1,350,000 issued and outstanding                          --                --
  Preferred stock, $.0001 par value;
     authorized 8,335,000 shares; 8,335,000
     issued and outstanding                                       1                 1
  Additional paid-in capital                                  9,395             9,395
  Unearned compensation                                        (687)             (840)
  (Deficit)                                                  (2,834)           (2,727)
  Treasury stock at cost; 506,268 shares and
     458,083 shares, respectively                            (1,669)           (1,469)
                                                            -------           -------
                                                              4,206             4,360
                                                            -------           -------
                                                            $ 4,220           $ 4,431
                                                            =======           =======


                              FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                  -----------
                (in thousands, except share and per share data)


                                                 Nine  Months Ended                  Three Months Ended
                                                     August 31,                          August 31,
                                               2000              1999              2000              1999
                                               ----              ----              ----              ----
NET SALES                                   $     4,833       $     5,484       $     1,584       $     1,464


COSTS AND EXPENSES:
   Cost of sales                                  3,099             3,235             1,021               882
   Selling, general and administrative            2,212             3,027               654             1,066
                                            -----------       -----------       -----------       -----------
                                                  5,311             6,262             1,675             1,948
                                            -----------       -----------       -----------       -----------


OPERATING LOSS                                     (478)             (778)              (91)             (484)

INCOME TAX (BENEFIT)/PROVISION                     (371)             (123)              (53)               23
                                            -----------       -----------       -----------       -----------

NET LOSS                                    $      (107)      $      (655)      $       (38)      $      (507)
                                            ===========       ===========       ===========       ===========

LOSS PER COMMON SHARE                       $      (.12)      $      (.49)      $      (.04)      $      (.38)
                                            ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                 871,549         1,350,000           846,401         1,350,000
                                            ===========       ===========       ===========       ===========


                              FUTUREBIOTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  -----------
                (in thousands, except share and per share data)


                                                                Nine Months Ended
                                                                   August 31,
                                                                 2000        1999
                                                                 ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(107)      $(655)
                                                                -----       -----
  Adjustments to reconcile net loss to net
     cash (used in) provided by operating activities:
     Depreciation and amortization                                291         346
     Deferred income tax benefit                                 --          (123)
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
        Accounts receivable                                      (351)         36
        Inventories                                               867         260
        Due to/from parent                                         (9)       (684)
        Prepaid income taxes and other current assets            (144)        (95)
        Other assets                                             (244)        184
        Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                     (57)        587
                                                                -----       -----
       Total adjustments                                          353         511
                                                                -----       -----
       Net cash provided by (used in) operating activities        246        (144)
                                                                -----       -----

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                        (68)       --
                                                                -----       -----
 Net cash used in investing activities                            (68)       --
                                                                -----       -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of Treasury Stock                                     (200)       --
                                                                -----       -----
  Net cash used in financing activities                          (200)       --
                                                                -----       -----

  Net decrease in cash and cash equivalents                       (22)       (144)
  Cash and cash equivalents at beginning of period                 94         181
                                                                -----       -----

  Cash and cash equivalents at end of period                    $  72       $  37
                                                                =====       =====


                              FUTUREBIOTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 2000
                       ---------------------------------

1.       Basis of Presentation:
         ----------------------

         The interim unaudited condensed financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present fairly its financial position as of August 31, 2000 and the results of operations and statements of cash flows for the nine months ended August 31, 2000 and 1999. The balance sheet as of November 30, 1999 has been derived from the audited balance sheet as of that date. This report should be read in conjunction with the Company's annual report filed on Form 10-K for the fiscal year ended November 30, 1999. The results of operations and cash flows for the nine months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:
         ------------

         Inventories, consisting principally of finished goods at August 31, 2000 have been estimated using the gross profit method.

4.       Property, Plant and Equipment:
         ------------------------------

         Property, plant and equipment, at cost, consist of the following:

                                                    August 31,     November 30,
                                                       2000            1999
                                                       ----            ----
                                                  (in thousands)  (in thousands)
                                                    (unaudited)
Equipment                                              $ 34            $ 34
Office equipment and fixtures                           436             368
Leasehold improvements                                    8               8
                                                       ----            ----
                                                        478             410

Less accumulated depreciation and amortization          318             275
                                                       ----            ----
                                                       $160            $135
                                                       ====            ====

                              FUTUREBIOTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 2000
                                  (Continued)
                                  -----------

5.       Intangible Assets:
         ------------------

         Intangible assets consist of the following:

                                              August 31,      November 30,
                                                 2000            1999
                                                 ----            ----
                                            (in thousands)   (in thousands)
                                             (unaudited)

         Covenants not to compete               $  845          $  845
         Goodwill                                  300             300
         Other                                      25              25
                                                ------          ------
                                                 1,170           1,170
         Less accumulated amortization             962             867
                                                ------          ------

                                                $  208          $  303
                                                ======          ======

6.       Stockholders' Equity:
         ---------------------

         The loss per common share is computed by dividing the net loss by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents have been excluded from the calculation as the effect is antidilutive.

7.       Income Taxes:
         -------------

         Effective December 17, 1999, the Company and its parent will file a consolidated federal income tax return. The Company and its parent each report current and deferred income tax expense (benefit) under an allocation method that results in a profitable company recognizing a tax provision as if the individual company filed a separate return and loss companies recognizing benefits to the extent their losses contribute to reduce consolidated taxes. In addition, during the nine months ended August 31, 2000 the change in the valuation allowance ($197,000) of the Company's deferred tax asset resulting from its ability to file a consolidated return with the parent was recorded as a tax benefit on the books of the Company.

         The Consolidated current and deferred tax assets and liabilities are recorded on the books of the parent, and the net tax-related balances due to/from the parent are included in the intercompany balance. The tax-related intercompany asset approximated $371,000 at August 31, 2000.

                              FUTUREBIOTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED AUGUST 31, 2000
                                  (Continued)
                                  -----------

8.       Major Customer:
         ---------------

         Sales to two major customers each approximated 11% of total sales for the nine month periods ended August 31, 2000 and 1999.

                              FUTUREBIOTICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Forward-looking Statements
--------------------------

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

Results of Operations
---------------------

         Net sales for the nine and three month periods ended August 31, 2000 approximated $4,833,000 and $1,584,000, respectively, as compared to $5,484,000 and $1,464,000 in the corresponding periods. The decline in sales is a result of unfavorable market conditions and discontinued items. Gross profit on these sales approximated $1,734,000 (36% of sales) and $563,000 (36% of sales) for the nine and three month periods ended August 31, 2000 as compared to $2,249,000 (41% of sales) and $582,000 (40% of sales) in the corresponding period. The decline in gross profit is a result of increased raw material and packaging costs without a corresponding increase in selling price.

         Selling, general and administrative expenses approximated $2,212,000 (46% of sales) and $654,000 (41% of sales) for the nine and three months ended August 31, 2000, respectively, as compared to $3,027,000 (55% of sales) and $1,066,000 (73% of sales) for the corresponding periods in 1999. The decrease is primarily attributable to the consolidation of sales territories and increased telemarketing efforts with a resulting decrease in sales force salaries and expenses.

         The Company has recognized an income tax benefit of approximately $371,000 for the nine month period ended August 31, 2000. The benefit reflects the potential utilization of certain tax benefits by the Company's parent as a result of becoming eligible to file a consolidated tax return.

                              FUTUREBIOTICS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)


         The Company has satisfactory implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

Liquidity and Capital Resources
-------------------------------

         The Company had net working capital of $3,481,000 at August 31, 2000.

         The Company's statement of cash flows reflects cash provided by operations of approximately $246,000. This cash flow is comprised of a decrease in inventories ($867,000) and an adjustment for depreciation and amortization of ($291,000), offset by a net loss of approximately ($107,000), increases in operating assets such as accounts receivable ($351,000), prepaid income taxes and other current assets ($144,000) and other assets ($244,000), and decreases in accounts payable and accrued expenses ($57,000).

         Net cash used in investing activities approximated ($68,000) for the purchase of property plant and equipment.

         The Company's Board of Directors has authorized the Company to repurchase up to $2,000,000 of its own common stock, par value .0001, in the public market. The Company's management has been afforded the discretion to purchase the shares at such times, or times, and at such prices as management believes appropriate. During the nine months ended August 31, 2000, the Company acquired 48,185 shares of its common stock, at an average price of $4.13.

         As of August 31, 2000, the Company had authorization to repurchase an additional $331,000 worth of its own common stock.

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


                                             FUTUREBIOTICS, INC.



Dated: October 10, 2000                      By: /s/ Karine Hollander
                                                --------------------------------
                                                Karine Hollander
                                                Chief Financial Officer